Form 10-Q
period 1996-03-31
OMNIPOINT CORP \DE\
filed 1996-05-15
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996 OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to_____________

                         Commission File Number: 0-27442
                           OMNIPOINT CORPORATION
          (Exact Name of Registrant as specified in its charter)

                Delaware                                   04-2969720
        (State or other jurisdictio                      (IRS employer
        incorporation or organization)                 identification No.)

        2000 North 14th Street, Suite 550                   22201
                  Arlington, VA                           (Zip Code)
     (Address of principal executive office)

    Registrant's telephone number, including area code: (703) 522-7778

        Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
          Title of Each Class:                  on which Registered:
         Common Stock, par value               Nasdaq National Market
             $0.01 per share

             Securities Registered Pursuant to Section 12 (g)
                               of the Act:

                                   None
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,400,781 shares of common stock were outstanding as of April 25, 1996.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (Note 1)

                              OMNIPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 1996             December 31,
                                                                            (unaudited)                 1995
                                    ASSETS


Current assets:
  Cash and cash equivalents...........................................      $127,222,563          $ 57,784,381
  FCC deposit.........................................................        40,000,000            40,000,000
  Prepaid expenses and other assets (Note 3)..........................         5,299,577             5,918,517
  Inventory...........................................................         1,611,251             1,309,632
                                                                          --------------        --------------
          Total current assets........................................       174,133,391           105,012,530

Fixed assets, net (Note 4)............................................        21,212,764            18,957,189
Licensing costs, net of accumulated amortization of $11,288,394 and $9,116,405 as of March 31, 1996 and December 31, 1995,
           respectively...............................................       336,229,915           338,401,904
Deferred financing costs and other intangible assets, net of accumulated amortization of $1,276,616 and $987,470
           as of March 31, 1996 and December 31, 1995, respectively...        12,329,327            12,618,474
                                                                           -------------        --------------

           Total assets................................................     $543,905,397          $474,990,097
                                                                            ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable....................................................        15,192,574            15,610,528
  Accrued expenses (Note 5)...........................................         2,444,154             4,592,719
  Accrued interest payable............................................         2,444,627               387,654
  Capital lease obligations - current portion.........................           146,345               181,741
  Credit agreement....................................................            --                36,500,000
  Convertible Subordinated Notes......................................            --                16,250,000
  Deferred revenue....................................................         4,300,000             4,300,000
                                                                          --------------        --------------

          Total current liabilities...................................        24,527,700            77,822,642

Capital lease obligations - long term portion.........................            92,076               105,736
Loan payable under financing agreement................................        22,019,058            19,478,778
Senior notes..........................................................        17,022,109            16,485,199
New York MTA license obligation (Note 6)..............................       347,518,309           347,518,309

Commitments and contingencies (Note 7)


     Redeemable  convertible preferred stock, $.01 par value,  5,750,000 shares authorized at December 31, 1995:
  Series A; 666,667 shares issued and outstanding at December 31, 1995
            (at liquidation preference)...............................            --                 1,500,000
  Series B; cumulative preferred stock; 1,651,714 shares issued and outstanding at December 31, 1995 (liquidation preference
            of $17,243,689 at December 31, 1995), net of issuance costs           --                15,919,529
  Series C; cumulative preferred stock; 1,866,338 shares issued and outstanding at December 31, 1995 (liquidation preference
            of $29,105,916 at December 31, 1995), net of issuance costs           --                26,707,933


                                    Continued

Stockholders' equity (deficit):
  Common stock, par value, $.01 per share;
    75,000,000 shares authorized; 24,658,618 shares issued and outstanding at December 31, 1995 and 45,009,039 shares issued
    and outstanding at March 31, 1996.................................           450,090                     246,586
  Additional paid-in capital..........................................       209,199,909                  29,860,440
  Accumulated deficit.................................................       (75,401,122)                (59,498,572)
  Unearned compensation...............................................          (352,324)                    (23,220)
  Notes receivable....................................................        (1,170,408)                 (1,133,263)
                                                                          ---------------           -----------------
           Total stockholders' equity (deficit).......................       132,726,145                 (30,548,029)
                                                                            -------------             ---------------
               Total liabilities and stockholders' equity.............      $543,905,397                $474,990,097
                                                                            =============               =============

                   See notes to consolidated financial statements



                                    Continued

                          OMNIPOINT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                                Three Months Ended March 31,
                                                                                   1996               1995
Revenues                                                                       $    --           $     --

Operations expenses:
  Research and development..........................................               4,758,931           2,317,574
  Sales, general, and administrative................................               5,171,746           1,784,593
  Depreciation and amortization.....................................               3,500,971           2,690,199
                                                                         -------------------       -------------
    Total operating expenses........................................              13,431,648           6,792,366

    Loss from operations............................................             (13,431,648)         (6,792,366)
                                                                           ------------------   -----------------


Other income (expense):
  Interest income...................................................              1,397,794              50,544
  Interest expense related to the New York MTA
  License obligation reversed during December 1995 (Note 6).........                     --          (7,651,383)
  Interest expense..................................................             (3,868,696)           (330,591)
                                                                            ----------------    ----------------

          Net loss..................................................          $ (15,902,550)      $ (14,723,796)
                                                                              ==============      ==============

    Loss per share..................................................                $ (0.39)           $  (0.47)


Weighted average common shares outstanding..........................             40,469,330          31,344,821


             See notes to consolidated financial statements



                                Continued

                          OMNIPOINT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        1996             1995
                                                                                --------------     --------------

Cash flows used in operating activities:
  Net loss ..................................................................  $ (15,902,550)       $(14,723,796)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization and depreciation ...........................................      3,500,971           2,690,199
    Compensation expense from stock grants ..................................         20,421              16,767
    Increase in employee notes receivable and related accrued interest ......        (37,145)             (5,313)
    Payment in kind interest on financing agreement .........................        540,280                --
    Accrued interest ........................................................      2,056,973           7,651,383
    Interest expense associated with warrants ...............................           --               299,800
    Interest expense associated with amortization of discount and
       issuance cost ........................................................        591,228               --
    Changes in assets and liabilities:
      (Increase) decrease in operating assets:
         Prepaid expenses and other assets ..................................        617,273              23,760
         Inventory ..........................................................       (301,619)            (2,274)
      Decrease in operating liabilities:
         Accounts payable and accrued expenses ..............................     (1,990,627)          (855,823)
                                                                               -------------        ------------

Net cash used in operating activities .......................................    (10,904,795)        (4,905,297)
                                                                               -------------        ------------

Cash flows used in investing activities:
    Purchase of equipment ...................................................     (3,348,061)          (295,922)
                                                                               -------------        ------------
Net cash used in investing activities .......................................     (3,348,061)          (295,922)
                                                                               -------------        ------------
Cash flows from financing activities:
    Proceeds from line of credit loan agreement .............................           --             3,000,000
    Proceeds from issuance of common stock ..................................         75,544              66,134
    Payments of obligations under capital leases ............................        (49,056)          (140,102)
    Payments on credit agreement ............................................    (36,500,000)              --
    Proceeds from financing agreement .......................................      2,000,000               --
    Proceeds from initial public offering ...................................    119,784,000               --
    Costs associated with initial public offering ...........................     (1,346,640)              --
    Dividends accrued and paid ..............................................       (272,810)
                                                                               -------------        ------------
Net cash provided by financing activities ...................................     83,691,038           2,926,032
                                                                               -------------        ------------

Net increase (decrease) in cash and cash equivalents ........................     69,438,182         (2,275,187)

Cash and cash equivalents at beginning of period ............................     57,784,381           5,542,712
                                                                               -------------        ------------

Cash and cash equivalents at end of period ..................................  $ 127,222,563        $  3,267,525
                                                                               =============        ============

Supplemental cash flow information (Note 8)


                 See notes to consolidated financial statements.


                                Continued
                                  - 5 -

                              OMNIPOINT CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                    for the three months ended March 31, 1996

                          Common Stock            Additional      Accumulated        Unearned         Notes      Total Stockholders'
                      Shares       Amount    Paid-in Capital      Deficit        Compensation     Receivable      Equity (Deficit)
                      ------       ------    ---------------      -----------    ------------     ----------     -------------------


Balance, December   24,658,618      $246,586      $29,860,440   $(59,498,572)       (23,220)    $(1,133,263)         $ (30,548,029)
31, 1995
Dividends accrued         --            --          (272,810)          --             --            --                    (272,810)
on Series B and
Series C Preferred
Stock
Shares issued in .   8,050,000        80,500     119,703,500           --             --            --                 119,784,000
connection with
initial public
offering
Costs associated .        --            --        (1,346,640)          --             --            --                  (1,346,640)
with initial
public offering
Conversion of ....   1,562,500        15,625      16,234,375           --             --            --                  16,250,000
subordinated debt
Conversion of ....  10,605,591       106,056      44,597,298           --             --            --                  44,703,354
preferred stock
Exercise of stock      132,330         1,323          74,221           --             --            --                      75,544
options
Issuance of ......        --            --           349,525           --         (349,525)         --                       --
options in form of
advanced
compensation
Amortization of ..        --            --              --             --           20,421          --                      20,421
unearned
compensation
Interest on ......        --            --              --             --             --            (37,145)               (37,145)
employee notes
receivable
                                        --              --      (15,902,550)          --            --                 (15,902,550)
                    ----------  ------------   -------------    ------------   ------------      -----------           ------------


Balance, March 31,  45,009,039  $    450,090   $ 209,199,909   $(75,401,122)     $(352,324)     $(1,170,408)          $132,726,145
1996                ----------  ------------   -------------    ------------   ------------     ------------          --------------



                 See notes to consolidated financial statements.

                                Continued
                                  - 6 -

1.       General:

         The consolidated financial statements have been prepared by Omnipoint Corporation ("Omnipoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         On January 31, 1996, the Company completed an initial public offering in which 8,050,000 shares of common stock were issued which provided the Company with proceeds of approximately $118,437,000, net of expenses.

2.       Inventory:

         Inventory consists of raw materials and other items used in development of the Company's technology.

3.       Prepaid Expenses and Other Assets:

         Prepaid expenses and other assets consist of the following at March 31, 1996 (unaudited) and December 31, 1995:

                                                                         March 31, December 31,
                                                                             1996        1995

Advance payment for pilot system equipment
     financed through financing agreement ...........................  $4,840,000  $4,840,000
Prepaid offering costs ..............................................        --
                                                                                      878,896
Insurance ...........................................................     230,210        --
Deposits ............................................................     110,287      83,109
Other ...............................................................     119,080     116,512
                                                                       ----------  ----------

                                                                       $5,299,577  $5,918,517

4.       Fixed Assets:

         Fixed assets including equipment under capital leases consist of the following at March 31, 1996 (unaudited) and December 31, 1995:


                                                                                                        March 31,    December 31,
                                                                                                         1996          1995

Building ...........................................................................................  $  1,190,265   $  1,190,265
Office equipment ...................................................................................       813,468        649,287
Lab equipment ......................................................................................     4,487,895      3,692,584
Network infrastructure equipment ...................................................................    12,634,467     12,634,467
Cell sites .........................................................................................       437,713           --
Furniture and fixtures .............................................................................       286,174        264,530
Purchased software .................................................................................     1,734,589      1,453,116
Building and leasehold improvements ................................................................     2,866,947      1,324,900
Vehicles ...........................................................................................       320,016        214,324
                                                                                                      ------------   ------------

                                                                                                        24,771,534     21,423,473
Less:  accumulated depreciation ....................................................................    (3,558,770)    (2,466,284)
                                                                                                      -------------   -----------



                                                                                                       $21,212,764    $18,957,189
                                                                                                      ============    ============

                               Continued

5.     Accrued Expenses:

       Accrued expenses consist of the following at March 31, 1996 (unaudited) and December 31, 1995:


                                                                                     March 31, December 31,
                                                                                         1996        1995
Salaries and benefits .............................................................  $581,938  $  723,475
Bonuses ...........................................................................   350,000     350,000
Relocation ........................................................................   693,624     538,714
Professional fees .................................................................   719,498     464,466
Dividends .........................................................................      --     1,839,032
Initial public offering costs .....................................................      --       593,406
Other .............................................................................    99,094      83,626
                                                                                     --------  ----------
                                                                                   $2,444,154  $4,592,719
                                                                                   ==========  ==========

6.     New York MTA License Obligation:

       Prior to December 31, 1995, the FCC had not implemented the exact terms for principal and interest payments on the New York MTA License. The initial terms generally allowed for installment payments over the first five years of the License with interest-only for at least the first two years. Since payments did not begin until after the New York MTA License and Pioneer's Preference orders were no longer subject to judicial review, the FCC had not yet determined the interest rate to be charged, the timing and nature of the installment payments and related issues. Therefore, the Company estimated and accrued interest at the prime rate (9.0% at March 31, 1995) from the date of the New York MTA License obligation was awarded, and had recorded accrued interest as of March 31, 1995 of $9,108,104.

       On March 8, 1996, the FCC adopted an Order which specifies the license payment terms, such as the interest rate and timetable for payment of the principal obligations for recipients of the Pioneer's Preference license. The FCC adopted an interest rate of 7.75%. Payments commenced 30 days from the Order date or April 8, 1996, and thereafter are due on April 30, July 31, October 31 and January 31 over the next five years. The five year payment period runs and interest accrues from the adoption date of March 8, 1996.

       Based on the Order, the Company revised its estimate and accrual of interest. Pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes," this change in accounting estimate was recorded in the Company's financial statements during December 1995, resulting in a decrease in 1995 interest expense of $33,547,639. Had this adjustment been retroactively recorded in the three months ended March 31, 1995, the net loss and loss per common share would have been $(7,072,413) and $(0.23), respectively.



                                Continued

7.     Commitments and Contingencies:

       During 1994, the Company entered into an agreement to purchase $100,000,000 of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of the purchase obligation ofOmnipoint Communications, Inc. ("OCI), a subsidiary of the Company are satisfied and OCI fails to purchase $100,000,000 of equipment and services, it may have to pay a penalty of 10% of the satisfied portion of the $100,000,000, which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100,000,000 to $250,000,000. The Company has purchased approximately $19.3 million under this purchase commitment as of March 31, 1996.

       On December 12, 1995, the Company and Hansol Paper Co., Ltd.("Hansol") and its telecom affiliates entered into a strategic alliance for the promotion of the Omnipoint System in the Republic of Korea and other parts of Asia, and the grant of a license to Hansol to manufacture Omnipoint System handsets. The agreement provides that Omnipoint will enter into a purchase order, subject to certain preconditions, including competitive pricing, to acquire from Hansol handsets for sale to subscribers in areas covered by licenses, if any, purchased by the Company in the Entrepreneurs' Band auction.

  8.   Supplemental Cash Flow Information (Unaudited):

                                                                                                Three Months Ended March 31,
                                                                                                       1996     1995
                                                                                                    --------- -------
Noncash investing and financing activities:
   Common stock issued upon conversion of subordinated notes....................................  $16,250,000  --
   Issuance of options as a form of advanced compensation ......................................      349,525  --
   Conversion of preferred stock in connection with the offering................................   44,703,354  --


9.     Subsequent Events (unaudited):

       Ericsson Agreements

       On April 16, 1996, Ericsson, Inc. ("Ericsson") and the Company entered into definitive agreements governing (i) the licensing and supply arrangement related to the Omnipoint System, (ii) the purchase by OCI or other Omnipoint affiliates of PCS 1900 handsets, (iii) the sale by Ericsson of IS-661 and GSM infrastructure equipment, subject to completion of vendor financing agreements, for which the parties have entered into a non-binding commitment letter regarding the New York MTA network, and (iv) cooperation of marketing standards and technical activities.

       Under the terms of the licensing and supply agreement, Ericsson will pay license fees and royalties, including an initial $4.5 million license fee.

       In addition, under the agreement for the sale of Ericsson infrastructure equipment, the Company and its affiliates will purchase $250.0 million of a mix of IS-661 and PCS 1900 infrastructure equipment. Under the handset agreement, the Company will purchase GSM handsets. These commitments are to be fulfilled within five years of the date upon which the definitive agreement was executed.

       In April 1996, the Company entered into a non-binding memorandum of understanding with Orbitel Mobile Communications Ltd. ("Orbitel"), a wholly-owned subsidiary of Ericsson, which contemplates agreements pursuant to which Orbitel will develop, manufacture and supply to the Company IS-661 and dual mode IS-661/PCS 1900 handsets in a mutually agreeable timetable upon OCI agreeing to a minimum purchase commitment to be determined when the parties have ascertained the resources necessary for the development and manufacture of such handsets.

       The non-binding letter of intent sets forth the terms for vendor financing to be provided by Ericsson to OCI or Omnipoint affiliates holding licenses purchased in the Entrepreneurs' Band auction. The $127.5 million vendor financing commitment is for (i) amounts paid to Ericsson under the infrastructure supply agreement, and (ii)

                                Continued
                                  - 9 -
       amounts paid to Ericsson under the handset agreement so long as these latter amounts do not exceed 50% of the amounts paid to Ericsson for infrastructure equipment.

       Entrepreneurs' Band Auction

       The Company has successfully bid for 18 Entrepreneurs' Band BTA licenses for an aggregate price of $509.1 million. The Company will make its first payment of 5%, or $25.5 million on May 14, 1996. At the time the licenses are awarded, the Company will pay an additional 5%, or $25.5 million. The remaining 90%, or $458.1 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at the 10-year Treasury Bill rate on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation.



                                Continued

Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 33-98360).

Overview

     Omnipoint reported a 1996 first quarter loss of $15.9 million, or $0.39 per share, an increase of 8.2%, or approximately $1.2 million, compared to the same period in 1995. The 1995 first quarter loss was $14.7 million, or $0.47 per share. On March 8, 1996, the FCC adopted an order setting the interest rate for the New York MTA License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed accrued interest of $33.5 million related to the License in December 1995. Had this adjustment been retroactively recorded in the three months ended March 31, 1995, the net loss and loss per share would have been $7.1 million and $0.23, respectively.

Results of Operations

          Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Research and development expenses increased by 108.7%, or approximately $2.5 million, to $4.8 million for the three months ended March 31, 1996 compared to $2.3 million for the three months ended March 31, 1995. The increase was primarily due to an increase of $1.0 million in the purchase of research and development components and an increase of $1.2 million in payroll and related taxes, employee benefits and employee recruiting costs, associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

     Sales, general and administrative expenses increased by 188.9%, or approximately $3.4 million, to $5.2 million for the three months ended March 31, 1996 compared to $1.8 million for the three months ended March 31, 1995. Of this increase, $947,000 was due to payroll and payroll related expenses associated with increases in headcount, resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $750,000 in consulting service fees, $283,000 in rent and utility expenses, $261,000 in legal fees, $216,000 in tradeshow and other business development expenses, $143,000 in equipment rentals and leases and $100,000 in insurance expense. The Company expects that such expenses will continue to increase significantly during 1996, as the Company continues to expand its operations.

     Depreciation and amortization increased by 30.0%, or approximately $811,000, to $3.5 million for the three months ended March 31, 1996 compared to $2.7 million for the three months ended March 31, 1995. The increase in the 1996 period was due to depreciation on a building and related building improvements acquired in late 1995, combined with a general increase in depreciation related to the Company's research and development equipment.

     Interest income increased approximately $1.3 million, to $1.4 million for the three months ended March 31, 1996 compared to $50,000 for the three months ended March 31, 1995. The increase was due to excess cash invested in short term interest bearing investments. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995 and the proceeds of $119.8 million received from the Company's initial public offering.

     Interest expense decreased by 51.3%, or approximately $4.1 million, to $3.9 million for the three months ended March 31, 1996 compared to $8.0 million of the three months ended March 31, 1995. The interest expense for the three months ended March 31, 1995 included $7.7 million of accrued interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA

License during December 1995. Had this adjustment been retroactively recorded in the three months ended March 31, 1995, the net loss and loss per share would have been $7.1 million and $0.23, respectively.

     Net loss increased by 8.2%, or approximately $1.2 million to $15.9 million for the three months ended March 31, 1996 compared to $14.7 million for the three months ended March 31, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $5.5 million in net interest expense.

Liquidity and Capital Resources

     Operating activities used net cash of $10.9 million for the three months ended March 31, 1996 compared to $4.9 million for the three months ended March 31, 1995. The increase resulted from the Company's additional activity relating to supporting product development and commencement of the New York MTA network buildout. Investing activities used net cash of $3.3 million for the three months ended March 31, 1996 compared to $296,000 for the three months ended March 31, 1995. The increase consists of $2.0 million for purchase of New York MTA infrastructure related items and $800,000 for lab equipment used in engineering and manufacturing.

     As of March 31, 1996, the Company had working capital of approximately $149.6 million. In January 1996, working capital increased by $135.4 million, from $27.2 million at December 31, 1995, to $162.6 million upon receiving $118.4 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the Company's initial public offering and the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of debt outstanding pursuant to a certain credit agreement, and the conversion of $25.0 million of convertible subordinated notes upon the initial public offering, respectively. The increase in working capital was partially offset by the cash used to repay a short-term credit agreement debt.

     Regarding the New York MTA License, on March 8, 1996 the FCC adopted an order, the terms and conditions of which are as follows: (i) a five-year payment period with interest accruing at 7.75% from the adoption date of the order with the first payment due on the 30th day following such date and subsequent payments due quarterly on April 30, July 31, October 31 and January 31, (ii) interest only payments for the first two years and (iii) principal and interest payments for the remaining three years. The Company made the first interest payment of $2.2 million on April 5, 1996. The Company made a second payment of $4.5 million, representing interest from April 8 through June 30, 1996, on April 30, 1996.

     The Company has a agreement to purchase $250.0 million of equipment and services over the next five years from Northern Telecom. The Company has purchased approximately $19.3 million of equipment and services under such agreement. The Company has a $382.5 million credit facility with Northern Telecom, the "NT Credit Facility," to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. The Company also has an OEM agreement to sell certain equipment, hardware and software to Northern Telecom at its normal selling prices, which will result in licensing fees and revenues.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on principal of the Facility, matures on June 30, 1997. Any amounts repaid can be subsequently borrowed for other purposes allowed under the NT Credit Facility. The principal amount of the other portions of the NT Credit Facility are payable in installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the NT Credit Facility is payable quarterly.

     The NT Credit Facility is secured by a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets.

     Under the terms of the NT Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on the ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the NT Credit Facility provides that, among other events, the failure of OCI to pay, when due, amounts owing the FCC shall constitute an event of default. As of March 31, 1996, OCI had a balance (principal and accrued interest) of approximately $22.0 million outstanding under this Facility.

     Subsequent to March 31, 1996, the Company initiated two additional draws on the NT Credit Facility. On April 1, 1996, the Company drew down $8.9 million of the NT Credit Facility for the purchase of network infrastructure equipment. An additional $4.8 million was drawn on April 19, 1996 to fund the purchase of construction and consulting services related to the buildout of the New York MTA network.

     On November 22, 1995, the Company sold variable interest rate Senior Notes in the aggregate amount of $25.0 million, together with warrants to purchase 625,000 shares of Common Stock at an exercise price of $.004 per share. The Senior Notes mature in five years and may be prepaid at any time. The Senior Notes contain a sinking fund obligation whereby the Company is required to pay $5.0 million of the outstanding principal balance of the Senior Notes on the third and fourth anniversary of the date of issuance of the Senior Notes. The sinking fund provision expires should the Company issue $200 million of additional equity before the third or fourth anniversary of their date of issuance. The note purchase agreement contains certain covenants and restrictions on the Company, including a restriction on the payment of cash dividends and the requirement that any indebtedness of the Company be pari passu or subordinate to the Senior Notes.

     On November 29, 1995, the Company sold convertible notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company sold to Hansol convertible notes in the aggregate amount of $10.0 million together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. The convertible notes were converted upon the closing of the Company's initial public offering on January 31, 1996, into 1,562,500 shares of Common Stock.

     On January 31, 1996, the Company completed an initial public offering of 8,050,000 shares of Common Stock resulting in proceeds, net of related expenses of approximately $118.4 million. In connection with the offering, the Preferred Stock were converted into 10,605,591 shares of Common Stock. The Company used a portion of the proceeds to pay down the outstanding balance of the credit agreement of $36.5 million in connection with its participation in the Entrepreneurs' Band auction.

     On April 8, 1996, Ericsson issued a commitment letter proposing to provide financing to the Company up to a maximum aggregate principal amount of $127.5 million for the purposes of financing the purchase of equipment and services (including up to $42.5 million to assist in financing the purchase of handsets) from Ericsson for the New York MTA market. A portion of the proposed facility, which may be used for interest payments accruing under such facility, matures on June 30, 1997. The principal amount under the other portion of the proposed facility would be payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid would not be available for reborrowing. Interest on the proposed facility would be payable quarterly.

     As proposed, the Ericsson facility would be secured by substantially all the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral would be held by a collateral agent and would be shared on a pari passu basis with Northern Telecom.

     The proposed facility would also contain negative, affirmative and financial covenants and events of defaults, which are customarily found in such financings, including covenants and events of default similar to the NT Credit Facility.

     The Company bid successfully for Entrepreneurs' Band licenses with an aggregate license fee of approximately of $509.1 million (net of the 25% small business discount). The Company made its first payment of 5%, or approximately $25.5 million, and is preparing its long-form application for these licenses. At the time the licenses are awarded, the Company will pay an additional 5%, or approximately $25.5 million. The Company will pay interest only until 2003 and will pay the balance of $458.2 million and remaining interest until paid at the 10-year Treasury Note rate set on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation.

     The Company's future capital requirements will depend upon many factors, including the successful development of new products, the extent and timing of acceptance of the Company's equipment in the market, requirements to maintain or arrange for manufacturing facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company estimates that it will require between $100 million to $150 million to build out its network at a sufficient level to meet the five year buildout requirement imposed on the Company as a holder of the New York MTA license. The Company believes that cash and cash equivalents on hand, anticipated revenues, vendor financing and additional strategic partnerships will be adequate to fund its operations for the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.

                           Part II - Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


         3.1@       Amended and Restated Certificate of Incorporation of the Registrant.
         3.6*       Amended and Restated Bylaws of the Registrant.
         4.2        See Exhibit 3.1.
         10.1*      Registrant's Amended and Restated 1990 Stock Option Plan.
         10.2*      Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
         10.3*      Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
         10.4*      Form of Stock Option Agreement outside scope of Registrant's
                    1990 Stock Option Plan for non-qualified options.
         10.5*      Warrant  Certificate,  dated August 2, 1991,  by and between the Registrant and Allen & Company Incorporated.
         10.6*      Warrant  Certificate,  dated August 2, 1991,  by and between the Registrant and Allen & Company Incorporated.
         10.7*      Letter  agreement,  dated June 29, 1995,  by and between the
                    Registrant  and Allen & Company  Incorporated  (relating  to
                    Exhibit 10.6).
         10.8*      Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                    Dearborn Capital Partners, L.P.
         10.9*      Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                    Dearborn Capital Partners, L.P.
         10.10*     Proprietary Information, Development and Non-Compete Agreement, dated
                    December 6, 1990, by and between the Registrant and Douglas G. Smith.
         10.11*     Employment Agreement, effective October 1, 1995, by and between the
                    Registrant, Omnipoint Communications Inc. and George F. Schmitt.
         10.12*     Promissory Note, dated October 1, 1995, by George F. Schmitt.
         10.13*     Stock Restriction Agreement, dated October 1, 1995, by and between the
                    Registrant and George F. Schmitt.
         10.14*     Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
         10.15*     Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
         10.16*     Stock Restriction Agreement, dated April 17, 1995, by and between the
                    Registrant and Bradley E. Sparks.
         10.17*     Employment Agreement, dated December 5, 1994, by and between the
                    Registrant and Randall Meals.
         10.18*     Promissory Note, dated December 5, 1994, by Randall Meals.
         10.19*     Promissory Note, dated September 19, 1995, by Randall Meals.
         10.20*     Stock Restriction Agreement, dated December 5, 1995, by and between the
                    Registrant and Randall Meals.
         10.21*     Employment Agreement, dated June 21, 1994, by and between Omnipoint
                    Communications Inc. and Harry Plonskier.
         10.22*     Stock Restriction Agreement, dated July 5, 1994, by and between the
                    Registrant and Harry Plonskier.
         10.23*     Employment Agreement, dated June 16, 1991, by and between the Registrant and Evelyn Goldfine.
         10.24*     Employment Agreement, dated April 15, 1994, by and between the Registrant and Robert Dixon.
         10.25      [Intentionally left blank]
         10.26*     Form of Employment Agreement by and between the Registrant and its employees.


         10.27*     Form of Non-Disclosure Agreement.
         10.28*     Form of Stock Restriction Agreement by and between the Registrant and certain stockholders.
         10.29*     Series A Convertible  Preferred  Stock  Purchase  Agreement,
                    dated  August 2, 1991,  by and  between the  Registrant  and
                    Allen & Company Incorporated.
         10.30*     Series B Convertible  Preferred  Stock  Purchase  Agreement,
                    dated  August  9,  1993,  by and among  the  Registrant  and
                    Madison Dearborn Capital Partners, L.P.
         10.31*     Amendment No. 1 to Series B Convertible Preferred Stock Purchase
                    Agreement, dated June 29, 1995, by and between the Registrant and Madison
                    Dearborn Capital Partners, L.P.
         10.32*     Series C Convertible  Preferred  Stock  Purchase  Agreement,
                    dated June 29,  1995,  by and among the  Registrant  and the other parties named therein.
         10.33*     Stock  Purchase  Agreement,  dated  January 29, 1994, by and
                    between   the   Registrant    and   Ameritech    Development
                    Corporation.
         10.34*     Stock  Purchase  Agreement,  dated  June  29,  1994,  by and between the Registrant and Associated PCN Company.
         10.35*     Common Stock Purchase Agreement,  dated June 1, 1994, by and between the Registrant and the parties named therein.
         10.36*     Amended and Restated  Registration  Rights Agreement,  dated
                    June 29, 1995, by and among the  Registrant  and the parties named therein.
         10.37*     First Amended and Restated Voting Agreement,  dated June 29,
                    1995,  by and among  the  Registrant  and the other  parties named therein.
         10.38*     OEM   Supply   Agreement   for   Omnipoint   PCS   (Personal
                    Communication  Systems) Products,  dated September 22, 1994, by and between the Registrant and Northern Telecom Inc.
         10.39*     Letter agreement dated December 9, 1994, by and between the Registrant and Northern Telecom Inc. (relating to Exhibit 10.38).
         10.40*     Manufacturing License and Escrow Agreement for Personal Communication
                    Service Products, dated February 28, 1995, by and between the Registrant and
                    Northern Telecom Inc.
         10.41*     Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
         10.42*     Reciprocal OEM Agreement Memorandum of Understanding,  dated
                    March 30, 1995, by and between the  Registrant  and Northern
                    Telecom Inc.
         10.43*     Supply Agreement, dated September 22, 1994, by and between Omnipoint
                    Communications Inc. and Northern Telecom Inc.
         10.44*     Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between
                    Omnipoint Communications Inc. and Northern Telecom Inc.
         10.45*     Loan Agreement, dated as of July 21, 1995, by and between Omnipoint
                    Communications Inc. and Northern Telecom Inc.
         10.46      [Intentionally left blank]
         10.46.1*   Letter Agreement, dated November 14, 1995, by and among the Registrant,
                    Omnipoint Communications Inc. and JRC International Inc. (relating to
                    Exhibit 10.46).
         10.46.2*   Letter Agreement, dated December 21, 1995, by and among the Registrant,
                    Omnipoint Communications Inc. and JRC International Inc. (relating to
                    Exhibit 10.46).
         10.47*     Engineering Services Agreement, dated as of August 31, 1995, by and between the Registrant and JRC International Inc.
         10.48*     Memorandum  of  Understanding,  dated April 21, 1995, by and between the Registrant and Pacific Bell Mobile Services.


         10.49*     Office Sublease  Agreement by and between the Registrant and
                    United   Technologies    Microelectronics    Center,   Inc.,
                    commencing August 1, 1994 or upon earlier  occupation by the
                    Registrant.
         10.50*     Amendment to Office Sublease Agreement, signed August 17, 1994, by and between the Registrant and United Technologies Microelectronics Center, Inc.
         10.51*     Office Building Lease for Courthouse Plaza Office Building, dated January 18,
                    1994, by and between the Registrant and Eastrich No. 130 Corporation.
         10.52*     First Lease Amendment, dated January 20, 1995, by and between the
                    Registrant and Eastrich No. 130 Corporation.
         10.53*     Pioneer's Preference License granted by the FCC to Omnipoint Communications
                    Inc. on December 14, 1994.
         10.54*     Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
         10.55*     Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
         10.56*     Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
         10.57*     Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
         10.58*     Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
         10.59*     Credit Agreement, dated as of November 21, 1995, by and among OPCS
                    Corp., Omnipoint PCS Entrepreneurs, Inc. and Bank of America National Trust
                    and Savings Association.
         10.60*     Memorandum of Understanding, dated November 22, 1995, by and between the
                    Registrant and Ericsson Inc.
         10.60.1*   Letter Agreement, dated January 24, 1996, by and between the
                    Registrant and between Ericsson Inc.
         10.61*     Convertible Subordinated Note and Warrant Purchase Agreement, dated
                    December 12, 1995, by and between the Registrant and Hansol Paper Co., Ltd.
         10.62*     Convertible   Subordinated   Note   and   Warrant   Purchase
                    Agreement,  dated as of November 29, 1995,  by and among the
                    Registrant and the entities identified therein.
         10.63*     Letter of Intent, dated October 26, 1995, by and between the
                    Registrant and BellSouth Personal Communications, Inc.
         10.64*     Waiver of  Registration  Rights and  Confirmation of 180-Day
                    Lockup,  dated as of October  31,  1995,  by and between the
                    Registrant and Ameritech Development Corporation.
         10.65*     Registration Rights Agreement dated as of April 26, 1994, by and among the
                    Registrant and the parties thereto.
         10.66*     Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R
                    Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
         10.67*     Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
         10.68+     Acquisition Agreement for Ericsson CMS 40 Personal Communications Systems (PCS) Infrastructure
                    Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications
                    Inc.
         10.69+     Acquisition Supply and License Agreement for Omnipoint Personl Communications Systems (PCS)
                    Infrastructure Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint
                    Communications Inc.


         10.70+     Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal Units, dated as of April 16,
                    1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
         10.71+     Memorandum of Understanding, dated April 2, 1996, by and between Orbitel Mobile Communications
                    Inc. and the Registrant.
         10.72++    Letter of Intent,  dated  November 20, 1995,  by and between the Registrant and Western Wireless Corporation.
         10.73++    Letter of Intent, dated February 26, 1996, by and between Omnipoint Communications Inc. and
                    American Portable Telecom, Inc.
         11.1       Statement of computation of loss per share.
         22.1*      Subsidiaries of the Registrant.
         23.1++     Consent of Coopers & Lybrand L.L.P.
         27         Financial Data Schedule


- ---------------------------

@ Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+ Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
++ Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-03739, filed May 14, 1996.

- ---------------------------

(b)  Reports on Form 8-K

         Report on Form 8-K filed May 3, 1996, Item 5, disclosing the consummation of the Ericsson transactions.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OMNIPOINT CORPORATION


Date:      May 14, 1996                 /s/ Douglas G. Smith
      ----------------------           --------------------
                                       Douglas G. Smith
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:      May 14, 1996                /s/ Bradley E. Sparks
      ----------------------           ---------------------
                                       Bradley E. Sparks
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                                 Description

3.1@                Amended and Restated Certificate of Incorporation of the
                    Registrant.
3.6*                Amended and Restated Bylaws of the Registrant. 4.2 See
                    Exhibit 3.1.
10.1*               Registrant's Amended and Restated 1990 Stock Option Plan.
10.2*               Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
10.3*               Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
10.4*               Form of Stock Option Agreement outside scope of Registrant's 1990 Stock
                    Option Plan for non-qualified options.
10.5*               Warrant Certificate, dated August 2, 1991, by and between the Registrant and Allen & Company Incorporated.
10.6*               Warrant Certificate, dated August 2, 1991, by and between the Registrant and Allen & Company Incorporated.
10.7*               Letter agreement, dated June 29, 1995, by and between the Registrant and
                    Allen & Company Incorporated (relating to Exhibit 10.6).
10.8*               Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                    Dearborn Capital Partners, L.P.
10.9*               Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                    Dearborn Capital Partners, L.P.
10.10*              Proprietary Information, Development and Non-Compete Agreement, dated
                    December 6, 1990, by and between the Registrant and Douglas G. Smith.
10.11*              Employment Agreement, effective October 1, 1995, by and between the
                    Registrant, Omnipoint Communications Inc. and George F. Schmitt.
10.12*              Promissory Note, dated October 1, 1995, by George F. Schmitt.
10.13*              Stock Restriction Agreement, dated October 1, 1995, by and between the
                    Registrant and George F. Schmitt.
10.14*              Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
10.15*              Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
10.16*              Stock Restriction Agreement, dated April 17, 1995, by and between the
                    Registrant and Bradley E. Sparks.
10.17*              Employment Agreement, dated December 5, 1994, by and between the
                    Registrant and Randall Meals.
10.18*              Promissory Note, dated December 5, 1994, by Randall Meals.
10.19*              Promissory Note, dated September 19, 1995, by Randall Meals.
10.20*              Stock Restriction Agreement, dated December 5, 1995, by and between the
                    Registrant and Randall Meals.
10.21*              Employment Agreement, dated June 21, 1994, by and between Omnipoint
                    Communications Inc. and Harry Plonskier.
10.22*              Stock Restriction Agreement, dated July 5, 1994, by and between the
                    Registrant and Harry Plonskier.
10.23*              Employment Agreement, dated June 16, 1991, by and between the Registrant and Evelyn Goldfine.
10.24*              Employment Agreement, dated April 15, 1994, by and between the Registrant and Robert Dixon.


10.25               [Intentionally left blank]
10.26*              Form of Employment Agreement by and between the Registrant and its employees.
10.27*              Form of Non-Disclosure Agreement.
10.28*              Form of Stock Restriction Agreement by and between the Registrant and certain stockholders.
10.29*              Series A Convertible  Preferred  Stock  Purchase  Agreement,
                    dated  August 2, 1991,  by and  between the  Registrant  and
                    Allen & Company Incorporated.
10.30*              Series B Convertible  Preferred  Stock  Purchase  Agreement,
                    dated  August  9,  1993,  by and among  the  Registrant  and
                    Madison Dearborn Capital Partners, L.P.
10.31*              Amendment No. 1 to Series B Convertible Preferred Stock Purchase
                    Agreement, dated June 29, 1995, by and between the Registrant and Madison
                    Dearborn Capital Partners, L.P.
10.32*              Series C Convertible  Preferred  Stock  Purchase  Agreement,
                    dated June 29,  1995,  by and among the  Registrant  and the other parties named therein.
10.33*              Stock Purchase Agreement, dated January 29, 1994, by and between the
                    Registrant and Ameritech Development Corporation.
10.34*              Stock Purchase Agreement, dated June 29, 1994, by and between the
                    Registrant and Associated PCN Company.
10.35*              Common Stock Purchase Agreement,  dated June 1, 1994, by and between the Registrant and the parties named therein.
10.36*              Amended and Restated  Registration  Rights Agreement,  dated
                    June 29, 1995, by and among the  Registrant  and the parties named therein.
10.37*              First Amended and Restated Voting Agreement,  dated June 29,
                    1995,  by and among  the  Registrant  and the other  parties named therein.
10.38*              OEM Supply Agreement for Omnipoint PCS (Personal Communication
                    Systems) Products, dated September 22, 1994, by and between the Registrant and Northern Telecom Inc.
10.39*              Letter agreement dated December 9, 1994, by and between the Registrant and Northern Telecom Inc. (relating to Exhibit 10.38).
10.40*              Manufacturing License and Escrow Agreement for Personal Communication
                    Service Products, dated February 28, 1995, by and between the Registrant and
                    Northern Telecom Inc.
10.41*              Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.42*              Reciprocal OEM Agreement Memorandum of Understanding,  dated
                    March 30, 1995, by and between the  Registrant  and Northern
                    Telecom Inc.
10.43*              Supply Agreement, dated September 22, 1994, by and between Omnipoint
                    Communications Inc. and Northern Telecom Inc.
10.44*              Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between
                    Omnipoint Communications Inc. and Northern Telecom Inc.
10.45*              Loan Agreement, dated as of July 21, 1995, by and between Omnipoint
                    Communications Inc. and Northern Telecom Inc.
10.46               [Intentionally left blank]
10.46.1*            Letter Agreement, dated November 14, 1995, by and among the Registrant,
                    Omnipoint Communications Inc. and JRC International Inc. (relating to
                    Exhibit 10.46).
10.46.2*            Letter Agreement, dated December 21, 1995, by and among the Registrant,
                    Omnipoint Communications Inc. and JRC International Inc. (relating to
                    Exhibit 10.46).
10.47*              Engineering Services Agreement, dated as of August 31, 1995, by and between the Registrant and JRC International Inc.


10.48*              Memorandum of Understanding, dated April 21, 1995, by and between the
                    Registrant and Pacific Bell Mobile Services.
10.49*              Office Sublease Agreement by and between the Registrant and United
                    Technologies Microelectronics Center, Inc., commencing August 1, 1994 or upon earlier occupation by the Registrant.
10.50*              Amendment to Office Sublease Agreement, signed August 17, 1994, by and between the Registrant and United Technologies Microelectronics Center, Inc.
10.51*              Office Building Lease for Courthouse Plaza Office Building, dated January 18,
                    1994, by and between the Registrant and Eastrich No. 130 Corporation.
10.52*              First Lease Amendment, dated January 20, 1995, by and between the
                    Registrant and Eastrich No. 130 Corporation.
10.53*              Pioneer's Preference License granted by the FCC to Omnipoint Communications
                    Inc. on December 14, 1994.
10.54*              Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.55*              Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.56*              Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.57*              Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
10.58*              Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
10.59*              Credit Agreement, dated as of November 21, 1995, by and among OPCS
                    Corp., Omnipoint PCS Entrepreneurs, Inc. and Bank of America National Trust
                    and Savings Association.
10.60*              Memorandum of Understanding, dated November 22, 1995, by and between the
                    Registrant and Ericsson Inc.
10.60.1*            Letter Agreement, dated January 24, 1996, by and between the Registrant and between Ericsson Inc.
10.61*              Convertible Subordinated Note and Warrant Purchase Agreement, dated
                    December 12, 1995, by and between the Registrant and Hansol Paper Co., Ltd.
10.62*              Convertible Subordinated Note and Warrant Purchase Agreement, dated as of
                    November 29, 1995, by and among the Registrant and the entities identified therein.
10.63*              Letter of Intent, dated October 26, 1995, by and between the Registrant and
                    BellSouth Personal Communications, Inc.
10.64*              Waiver of Registration Rights and Confirmation of 180-Day Lockup, dated as of October 31, 1995, by and between the Registrant and Ameritech
                    Development Corporation.
10.65*              Registration Rights Agreement dated as of April 26, 1994, by and among the
                    Registrant and the parties thereto.
10.66*              Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R
                    Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
10.67*              Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
10.68+              Acquisition Agreement for Ericsson CMS 40 Personal Communications Systems
                    (PCS) Infrastructure Products, dated as of April 16, 1996, by and between Ericsson
                    Inc. and Omnipoint Communications Inc.
10.69+              Acquisition Supply and License Agreement for Omnipoint Personl Communications
                    Systems (PCS) Infrastructure Products, dated as of April 16, 1996, by and between


                    Ericsson Inc. and Omnipoint Communications Inc.
10.70+              Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal Units, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
10.71+              Memorandum of Understanding, dated April 2, 1996, by and between Orbitel Mobile Communications
                    Inc. and the Registrant.
10.72++             Letter of Intent, dated November 20, 1995, by and between the Registrant and
                    Western Wireless Corporation.
10.73++             Letter of Intent, dated February 26, 1996, by and between Omnipoint Communications Inc.
                    and American Portable Telecom, Inc.
11.1                Statement of computation of loss per share.
22.1*               Subsidiaries of the Registrant.
23.1++              Consent of Coopers & Lybrand L.L.P.
27                  Financial Data Schedule

- ---------------------------

@ Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+ Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
++ Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-03739, filed May 14, 1996.

                                                                    Exhibit 11.1


                              OMNIPOINT CORPORATION

                   STATEMENT OF COMPUTATION OF LOSS PER SHARE

                                                    Three Months Ended March 31,
                                                              (unaudited)
                                                      1996             1995
Calculation of primary loss per share:
  Net loss                                       $(15,902,550)    $(14,723,796)
                                                 =============    =============

  Common shares outstanding                         38,179,079       31,344,821
  Issuance of cheap stock (1)                        2,290,251               --
                                                     ---------    --------------

      Total shares - primary                        40,469,330       31,344,821
                                                    ==========       ==========
Primary loss per share:
  Net loss per share                                $   (0.39)     $     (0.47)
                                                    ==========       ==========

Note: The computation of fully diluted earnings per share is identical to that of primary earnings per share for the periods presented above and therefore is not included separately herein.

(1)      Pursuant  to  Securities  and  Exchange   Commission  Staff  Accounting
         Bulletin No. 83, common equivalent shares issued during the twelve month period prior to the initial filing date of the Company's Initial Public Offering Registration Statement at exercise prices below the initial public offering price of $16.00 have been included in the calculation of cheap stock shares using the treasury stock method, until the initial public offering became effective on January 31, 1996.

                                                                      EXHIBIT 27

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET AND INCOME STATEMENT OF OMNIPOINT CORPORATION AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                              OMNIPOINT CORPORATION
                          FINANCIAL STATEMENT SCHEDULE

    Item Number                                      Item Description                                         Amount

5-02(1)             Cash and cash items                                                                         127,222,563
5-02(2)             Marketable securities                                                                                 0
5-02(3)(a)(1)       Notes and accounts receivable - trade                                                                 0
5-02(4)             Allowance for doubtful accounts                                                                       0
5-02(6)             Inventory                                                                                     1,611,251
5-02(9)             Total current assets                                                                        174,133,391
5-02(13)            Property, plant and equipment                                                                24,771,534
5-02(14)            Accumulated depreciation                                                                    (3,558,770)
5-02(18)            Total assets                                                                                543,905,397
5-02(21)            Total current liabilities                                                                    24,527,700
5-02(22)            Bonds, mortgages and similar debt                                                            17,022,109
5-02(28)            Preferred stock - mandatory redemption                                                                0
5-02(29)            Preferred stock - no mandatory redemption                                                             0
5-02(30)            Common stock                                                                                    450,090
5-02(31)            Other stockholders' equity                                                                  132,276,055
5-02(32)            Total liabilities and stockholders' equity
                                       543,905,397
5-03(b)1(a)         Net sales of tangible products                                                                        0
5-03(b)1            Total revenues                                                                                        0
5-03(b)2(a)         Cost of tangible goods sold                                                                           0
5-03(b)2            Total costs and expenses applicable to sales and revenues                                             0
5-03(b)3            Other costs and expenses                                                                     13,431,648
5-03(b)5            Provision for doubtful accounts and notes                                                             0
5-03(b)(8)          Interest and amortization of debt discount                                                    2,470,902
5-03(b)(10)         Income before taxes and other items                                                        (15,902,550)
5-03(b)(11)         Income tax expense                                                                                    0
5-03(b)(14)         Income/loss continuing operations                                                          (15,902,550)
5-03(b)(15)         Discontinued operations                                                                               0
5-03(b)(17)         Extraordinary items                                                                                   0
5-03(b)(18)         Cumulative effect - changes in accounting principles                                                  0
5-03(b)(19)         Net income or loss                                                                         (15,902,550)
5-03(b)(20)         Earnings per share - primary                                                                     (0.39)
5-03(b)(20)         Earnings per share - fully diluted                                                               (0.39)
