Form 10-K/A
period 1995-12-31
OMNIPOINT CORP \DE\
filed 1996-06-27
CIK 1002532

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A

   (MARK ONE)

       X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    _______
                       SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                                      OR


    _______            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM __________ TO __________


                     COMMISSION FILE NUMBER:     0-27442
                                               ____________

                             OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)

         DELAWARE                                          04-2969720
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                        identification No.)

 2000 NORTH 14TH STREET, SUITE 550                          22201
         ARLINGTON, VA                                   (Zip Code)
(Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 522-7778

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          Name of Each Exchange
  Title of Each Class:                    on which Registered:
_________________________                ______________________
 COMMON STOCK, PAR VALUE                 NASDAQ NATIONAL MARKET
     $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ______     _____

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1996 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1995.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K [   ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996 was approximately $481,014,186.

     The number of shares outstanding of the Registrant's Common Stock, as of March 22, 1996 was 45,009,039 shares of Common Stock.

                             OMNIPOINT CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                     PART I
Item 1.    Business.................................................................   1
             Overview
             Strategy
             Industry Background
             Service Business
             Technology Business
             Strategic Relationships
             Regulatory Environment
             Patents and Other Intellectual Property Rights
             Employees
Item 2.    Properties...............................................................  16
Item 3.    Legal Proceedings........................................................  16
Item 4.    Submission of Matters to a Vote of Security Holders......................  16

                                    PART II
Item 5.    Market for the Company's Common Equity and Related Stockholder Matters...  18
Item 6.    Selected Financial Data..................................................  19
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................  20
Item 8.    Financial Statements and Supplementary Data..............................  23
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.....................................................  23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......................  24
Item 11.   Executive Compensation...................................................  24
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........  24
Item 13.   Certain Relationships and Related Transactions...........................  24

                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......   25
Exhibit Index.....................................................................   25
Signatures........................................................................   29

                                     PART I

ITEM 1.   BUSINESS.

OVERVIEW

     Omnipoint is a leader in commercializing personal communications services ("PCS") both as a holder of a license for the New York Major Trading Area ("MTA"), the largest MTA in the U.S. with a population of nearly 26.8 million, and as a developer of technology and equipment for PCS. The Company's proprietary technology is suitable for a variety of digital wireless applications including mobile network systems and wireless local loop ("WLL"). Omnipoint's technology is being integrated with wireless Global System for Mobile Communications ("GSM") networks and local telephone switching platforms.

     Omnipoint has spent several years developing and refining its core technology based on spread spectrum since the Company's incorporation in 1987. Prior to 1992, the Company developed several working prototypes embodying its technology for various wireless voice, data and digitized compressed video transmission projects. The Company's success in developing its technology for the first digital PCS system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding the Company a Pioneer's Preference in 1993. As a result of the Pioneer's Preference, the FCC issued to the Company a 30 MHz license to provide PCS services for the New York MTA (the "New York MTA License") in December 1994.

     The Company believes that existing cellular systems within the New York City metropolitan area provide inadequate capacity and service during peak hours for current cellular users and that the anticipated growth in wireless subscribers will add to this problem. The Company intends to use a combination of Omnipoint's proprietary technology system (the "Omnipoint System") and GSM to provide superior wireless services to customers in the New York MTA. The Company plans to offer a variety of services to PCS subscribers, including voice and data transmission, call forwarding, call waiting and paging capability.

     The Joint Technical Committee on Wireless Access has designated the Omnipoint System as IS-661. The Omnipoint System is one of four competing common air interface ("CAI") standards that have been selected by PCS license holders to serve the mobile PCS market. The Omnipoint System is designed to provide enhanced voice quality, higher speed data rates, increased capacity and increased reliability relative to analog systems and other digital wireless systems. Additionally, the Omnipoint System is designed to have lower infrastructure costs than traditional cellular and other PCS systems.

     The Omnipoint System is also particularly well suited for fixed WLL applications. Initially, the Company plans to focus its domestic WLL activities on providing wireless competitive access provider ("CAP") services in the New York MTA for businesses in small and medium sized locations, whose capacity requirements do not justify the expense of alternative bypass technologies, such as leased line, fiber or microwave technologies. In addition, the Company will seek to exploit international markets, both (i) through sales of equipment to service providers for WLL applications as an alternative to expanding fixed wireline services in countries where telephone services have not been well developed and (ii) as an upgrade to GSM networks in the more than 85 countries where GSM has been deployed or selected for deployment.

     The Company has established strategic relationships with Northern Telecom, Inc. ("Northern Telecom"), Ericsson, Inc., ("Ericsson"), Pacific Bell Mobile Services ("PacBell"), BellSouth Personal Communications, Inc. ("BellSouth"), Western Wireless Corporation ("Western Wireless"), American Portable Telecom, Inc. ("APT") and Hansol Paper Co., Ltd. and its telecom affiliates ("Hansol"). Northern Telecom and Omnipoint are integrating the Omnipoint System with Northern Telecom's GSM digital switch, with the first integrated system to be deployed in the New York MTA. A substantial portion of Omnipoint's equipment purchases for the buildout of the New York MTA network will be financed by Northern Telecom under a $382.5 million vendor financing arrangement (the

"NT Credit Facility"). Omnipoint and Northern Telecom are jointly marketing an integrated Omnipoint/GSM system throughout North America to prospective PCS license holders and to existing PCS license holders which deploy GSM systems, including PCS 1900 systems. The Company and Ericsson have signed a non-binding memorandum of understanding involving (i) a licensing and OEM arrangement relating to the Omnipoint System, (ii) the development of IS-661 and dual mode IS-661/PCS 1900 handsets, and the purchase by Omnipoint and Omnipoint affiliates of IS-661, dual mode IS-661/PCS 1900 and PCS 1900 handsets, (iii) an agreement for Ericsson to sell, and provide vendor financing for Omnipoint and Omnipoint affiliates to buy, infrastructure equipment and handsets, and (iv) cooperation on marketing, standards and technical activities. Each of PacBell, BellSouth, Western Wireless and APT has signed a separate non-binding memorandum of understanding with the Company to provide subscribers with roaming capabilities in the areas where each has PCS licenses. The Company has entered into a strategic alliance with Hansol under which it will have a license to manufacture handsets and to cooperate on promoting the Omnipoint System in the Republic of Korea and other parts of Asia. The Company is in discussions with other equipment vendors and service providers regarding additional strategic relationships.

     Omnipoint Corporation consists of a technology division and several subsidiaries. Omnipoint PCS, Inc. ("OPI"), a wholly owned subsidiary of the Company, has as its sole asset a 95.58% ownership interest in Omnipoint Communications Inc. ("OCI"). OCI is the holder of the New York MTA License and will operate the service business in New York. OPCS Corp., a wholly owned subsidiary of Omnipoint Corporation, has as its sole asset 100% of the stock of Omnipoint PCS Entrepreneurs, Inc. ("OPCSE"). Through OPCSE, the Company is participating in the auction by the FCC of C and F Block licenses, consisting of 30 MHz and 10 MHz of spectrum (the "Entrepreneurs' Band"), to bidders consisting of small businesses. The Company may also participate in the auctions of D and E Block licenses, each consisting of 10MHz of spectrum.

     The Company was incorporated in 1987 in the State of Delaware.

STRATEGY

     Omnipoint's strategy is to become a leading provider of services and products to the PCS industry by deploying and operating a PCS network in the New York MTA, providing wireless CAP services, expanding its PCS service area through participation in the Entrepreneurs' Band auction, establishing the Omnipoint System as a leading PCS standard and capitalizing on opportunities in developing international markets for wireless applications.

     Service to the New York MTA

     The Company intends to build and operate a PCS network in the New York MTA initially focusing service in the New York City metropolitan area and its major commuting corridors and then expanding service throughout the MTA. The Company intends to deploy a pilot system in Manhattan using the Omnipoint System in the first half of 1996. The Company plans to build its network integrated with a GSM system in order to provide mobile and fixed telephone services, to provide roaming capability with other GSM based networks and to facilitate being first to market. The Company will concentrate its marketing efforts on cellular users who the Company believes have experienced inadequate service and on the expanding market of new users.

     Wireless CAP Services

     Omnipoint plans to introduce a wireless CAP service to businesses in small and medium sized locations whose capacity requirements do not justify the expense of alternative bypass technologies, such as leased line, fiber or microwave technologies. Omnipoint's CAP service would allow customers to bypass the local telephone exchange to complete calls with wireline quality at discounts to prices such customers pay to the local telephone exchange. The Company's wireless CAP service will operate through radio units installed by the Company on customers' premises which will communicate wirelessly with the Company's base stations.

     Expanded PCS Service Areas

     The Company plans to pursue licenses in the Entrepreneurs' Band auction and is eligible for the discount and installment payment terms available under the auction rules. The Company intends to deploy the Omnipoint System in any areas where it obtains such licenses in conjunction with either wireless GSM or telephone company central office switching platforms.

     Leading PCS Standard

     The Company intends to establish the Omnipoint System as a leading PCS standard through sales to other PCS service providers. The Company has an agreement with Northern Telecom for the two companies to market an integrated Omnipoint/GSM system throughout North America to prospective license holders and to existing PCS license holders who deploy PCS 1900 systems. The Company has entered into a non-binding memorandum of understanding with Ericsson for the two companies to develop IS-661 and dual mode IS-661/PCS 1900 phones and to sell Omnipoint base stations for a variety of applications. The Company intends to enter similar arrangements with other manufacturers.

     International Markets

     The Company is also developing international markets for its equipment for WLL telephone service, for mobile networks and as an enhancement to GSM, which has been deployed or chosen for deployment in over 85 countries. Many developing countries have a very limited wireline telephone infrastructure, and the cost and time required to expand or upgrade a traditional telephone infrastructure is often prohibitive. The Company will offer the Omnipoint System in such countries on a cost-efficient, easily deployable basis to provide basic telephone service wirelessly. The Company is also marketing the Omnipoint System for mobile wireless networks and intends to sell its CAI access equipment to augment GSM networks in order both to offer greater flexibility and higher speeds for data users and to increase capacity in urban areas.

INDUSTRY BACKGROUND

     Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. This growth in wireless services has been driven by technological advances and changes in both telecommunications regulations and consumer preferences.

     Mobile cellular telephone service has been one of the fastest growing market segments within the telecommunications industry. According to the Cellular Telecommunications Industry Association, the number of cellular users in the U.S. grew from 340,000 at the beginning of 1985 to over 30.0 million at September 1995, and at a compound annual rate of 46.7% over the three year period ending September 1995. Industry publications estimate that there are now approximately 71.0 million cellular users worldwide. Most industry analysts forecast that U.S. penetration rates for mobile wireless service will reach between 40% and 50% of the population by 2005.

     Although analog cellular is the most widely deployed wireless service available today, it has several limitations, including inconsistent service quality, lack of privacy, limited capacity and, currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits and typically use voice compression and other techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. Digital technologies are expected to offer new services, improved system flexibility, efficiency and increased capacity.

     PCS, thought of as a second generation comprehensive wireless communications service, was introduced in the Baltimore/Washington, D.C. MTA in late 1995 at 1.9 GHz, offering initial service generally comparable to or exceeding existing digital cellular services. As PCS becomes more widely available, it is expected that PCS systems will provide enhanced services including high speed data transmission and extensive network intelligence, allowing a user to possess a single handset and telephone number that can be used in commercial, office, mobile and home environments. PCS providers will be the first mass market, direct wireless competitors to cellular providers and the first to offer mass market all-digital mobile networks. In addition, PCS providers will be the first to be able to offer mass market WLL applications, in competition with switched and direct access local telecommunications services.

     In order to advance the development of, and promote competition in, wireless telecommunications, the FCC began a Notice of Inquiry regarding PCS in 1990. In April 1991, the FCC announced that it would provide preferential awards of licenses, or Pioneer's Preferences, to innovators of wireless technology and services. In June 1994, the FCC finalized the allocations of the 1.85 to 1.99 GHz bands for broadband PCS. In December 1994, the FCC began auctioning radio spectrum for PCS and issued Pioneer's Preference PCS licenses to three companies, including the Company, in recognition of their innovative PCS efforts.

SERVICE BUSINESS

     Overview

     The Company's service business, operating through its subsidiary, OCI, will provide mobile and fixed communications service in the New York MTA and in other markets in which the Company may acquire licenses. The wireless service is intended to provide private, secure, enhanced voice, high-speed data, and digitized compressed video and imaging capabilities for both the office environment and outdoor mobile coverage. The Company plans to provide a service with enhanced features including voice mail, call forwarding and call waiting. The Company plans to deploy a pilot system in Manhattan comprised of a limited number of Omnipoint base stations in the first half of 1996 and to build its network integrated with a GSM system. Additionally, the Company intends to introduce the first wireless CAP service in New York.

     Since securing the Pioneer's Preference award, the Company has been actively designing and planning its network system to be built in the New York MTA. During the next 12 to 24 months, the Company plans to install equipment, establish marketing and distribution channels and commence commercial service. During this period, the Company plans to continue its network design, acquire sites, negotiate with incumbent microwave users and expand its coverage area. The Company believes it will be the first to offer commercial PCS services in the New York City area beginning in the fourth quarter of 1996.

     The Company's buildout schedule may be revised from time to time as a result of changing circumstances. The Company's ability to proceed with the buildout of the network for the New York City area and the rest of the New York MTA is subject to continued successful completion of site acquisitions or leases, the availability of equipment and financing, and the receipt of necessary local governmental approvals.

     One of the Company's objectives is to reduce the risk of cell site related delays during the buildout of the New York MTA network. The Company is locating sites for its base stations and antennas where zoning approvals and other necessary permits are not needed or are likely to be obtained more easily than for traditional cellular equipment. Where high antenna sites are required, the Company intends to facilitate the buildout through the use of existing towers and structures occupied by telecommunications service providers, utility companies and others. The Company has entered into several use agreements covering more than 5,000 locations in the New York MTA, more than 1,000 of which are within the Company's initial deployment area. The Company is currently conducting an engineering analysis to evaluate the feasibility of such sites for buildout purposes. The Company is in negotiations with several other parties regarding other such agreements. If all these negotiations are successfully completed, management estimates that the Company will have secured over 23% of the sites needed for the Company's deployment plans through 1997.

     Marketing Strategy

     The Company's marketing objective is to create demand for PCS voice and data service and attract subscribers in the New York MTA by providing superior service and reliability and by offering attractive prices. Omnipoint intends to generate demand by introducing a better alternative to cellular service. The Company intends to concentrate its PCS marketing efforts on the following key customer segments: (i) large, communications-intensive corporate accounts, currently using or considering cellular or private radio systems, that would value the improved quality and security and would benefit from the Company's enhanced products and services; (ii) high-mobility customers using or considering cellular telephones who would benefit from fewer dropped or blocked calls; and (iii) low-mobility customers attracted to PCS as a more convenient alternative to their landline telephones, particularly those who have multiple telephone lines to their home or business and who have a need for high speed data transmission.

     In marketing its service, the Company intends to offer competitively priced service that emphasizes voice clarity, reliability and a low probability of blocked calls. The Company intends to include certain enhanced features including call waiting, call forwarding, voice mail and paging as part of its product offerings. The Company also will promote the improved call security resulting from the use of digital technology which should encourage users to make confidential professional and personal calls that they might otherwise make only on landline telephones. In addition, the convenience of a single telephone number for mobile, home and office use available to the customer throughout the Omnipoint service area and the use of menu-driven subscriber functions should enhance the convenience and usage of the Company's PCS network.

     The Company's strategy is to pursue multiple distribution channels through which to market its services, generally on a non-exclusive basis, including a direct sales force, retail stores and third party distributors or agents. In addition to these traditional distribution channels, the Company will continuously evaluate other, less traditional methods of distributing the Company's services such as telemarketing and direct mail.

     The New York MTA Wireless Market

     The New York MTA is an attractive wireless market due to its size, density and demographics. New York is the largest MTA in the U.S. with a population of nearly 26.8 million people, approximately 10.2% of the nation's population. Nearly 40% of the households in the New York Basic Trading Area ("BTA") have annual incomes of over $50,000. In addition, the New York MTA is the country's largest telecommunications market and has a disproportionately high share of all voice and data traffic relative to its population, particularly with respect to international calls placed to or from the U.S.

     The two cellular systems operating in the New York area are capacity constrained over the most densely populated traffic areas during peak hours. Management believes, based on direct testing as well as information from a number of sources, that a significant number of the call attempts during peak hours in certain areas of Manhattan fail to gain access to the cellular networks due to capacity constraints in the networks. In addition, a large percentage of calls that initially connect are dropped because of hand-off failures between base stations due to the same capacity issues. The Company believes that inherent capacity limits of existing cellular architectures may allow new PCS entrants in New York to attract a large share of high-end wireless users. Moreover, due to nationwide churn rates of the existing installed cellular subscriber base of approximately 25% per year, the market shares of the new PCS competitors are likely to rise significantly over time.

     Competition in the New York MTA

     The success of Omnipoint's PCS service business in the New York MTA will depend upon its ability to compete with the two cellular operators, at least one other PCS operator and potential future wireless communications providers. The Bell Atlantic Corporation ("Bell Atlantic")/NYNEX Corporation ("NYNEX") consortium and AT&T Corp.'s wireless service operations, including McCaw Cellular Communications, Inc. ("AT&T Wireless") currently provide cellular services in the New York Metropolitan Statistical Area (MSA) and surrounding areas. Sprint Telecommunications Venture is the winner of the B Block New York MTA PCS license. Each of the four existing operators (including the Company) will be eligible to own one of the three 10 MHz licenses still to be auctioned. The Entrepreneurs' Band auction is intended to introduce a fifth competitor. The Company believes that Enhanced Specialized Mobile Radio ("ESMR"), originally considered a PCS competitor, will have a limited competitive impact because technical limitations have caused the ESMR operators to target only vertical market niches such as dispatch services.

     Wireless Competitive Access Provider Service

     Omnipoint plans to introduce a wireless CAP service to small to medium sized business locations allowing customers to bypass the local telephone exchange to complete certain calls at lower prices than such customers currently pay. The wireless CAP service will operate through radio units installed by the Company on customers' premises which will communicate wirelessly with the Company's base stations. The Company plans to initially target business locations for which alternative bypass facilities are not as economical.

     Historically, regulations have prohibited switched local exchange competition to the regulated telephone monopolies. In the past 12 months, many states, including New York and Connecticut, have begun permitting local loop competition by operators other than the local exchange carrier. Other states, such as New Jersey, have initiated proceedings to do the same.

     Previously, local telephone companies generally charged wireless carriers for calls initiated on the wireless network and terminated on the local telephone company's network, while wireless carriers could not charge local telephone companies for calls initiated on the local telephone company's network and transported to and terminated on the wireless network. As a result of recent court settlements and announcements made by NYNEX, Omnipoint believes it, as well as other wireless carriers, can now obtain co-carrier status to provide wireless telephone service at least within the NYNEX service area. Co-carrier status would put Omnipoint's wireless CAP service on the same access cost basis as the local telephone companies with respect to calls that are originated and terminated with the customer. Providers with co-carrier status do not pay access charges to the local telephone company as long as the telecommunications traffic between the co-carrier's customers and the local telephone company is roughly equivalent with respect to the direction of the traffic. Thus, even with co-carrier status, the Company may incur actual access charges if Omnipoint terminates less traffic received from the local telephone company than the local telephone company terminates from Omnipoint.

     Expanding Service Opportunities

     The Company is participating as a small business "entrepreneur" in the Entrepreneurs' Band auction, which began on December 18, 1995, to purchase BTA licenses in other markets across the country. The Company intends to employ in any such license areas a service strategy similar to that planned for the New York MTA. In the Entrepreneurs' Band auction, the Company's goal is to acquire licenses in economically attractive markets at prices which are at or below the Company's perceived value for such licenses. The Company views the Entrepreneurs' Band auction as an opportunity to expand its planned PCS services to additional markets.

     The Entrepreneurs' Band includes the C and F Blocks of licenses, set aside by the FCC for ownership only by smaller businesses for at least five years. The C Block and F Block were allocated 30 MHz and 10 MHz of spectrum, respectively, in each of the 493 BTAs. The FCC has also established certain financial benefits for such bidders. FCC regulations require a winning bidder to pay (i) 3.75% (after application of the 25% small business discount) of the winning bid within five days after the auction, (ii) 3.75% of the winning bid within five days after the FCC's grant of the license (the "License Grant Date") (estimated at approximately 90 days after the auction), (iii) interest only on the balance of the winning bid (68%) at the 10-year treasury note interest rate on the License Grant Date for a period of six years, and (iv) interest and the remaining principal in the seventh through tenth years.

     The Entrepreneurs' Band auction for the C Block licenses began on December 18, 1995. A subsidiary of the Company, OPCSE, made a deposit of $40.0 million on December 1, 1995 and is a participant in the auction.

     Roaming Arrangements

     The Company has signed memoranda of understanding with a number of different GSM-based PCS providers, including PacBell, BellSouth, Western Wireless and APT, to provide Omnipoint, PacBell, BellSouth, Western Wireless and APT subscribers with roaming capability in the MTAs where these parties operate PCS services. The memoranda of understanding are not binding unless incorporated in definitive agreements. While roaming across the companies' GSM-based networks, Omnipoint, PacBell, BellSouth, Western Wireless and APT subscribers will be able to place and receive calls and maintain their customized profiles and features without specific customer prior request. Additionally, PacBell and the Company will conduct joint tests of the Omnipoint System and have agreed to work together on PCS infrastructure and handset standards and to establish complementary marketing programs. BellSouth has a similar arrangement with the Company. The memoranda of understanding also contemplate adding other PCS operators to the roaming consortium.

TECHNOLOGY BUSINESS

     Overview

     Manufacturers of PCS equipment compete in a high-growth, cost-competitive market in which they must offer a compact, cost-effective solution providing fully functional PCS-full coverage, vehicular high-speed mobility, wireline quality voice, data, multimedia, digitized compressed video, images and broadcast data at capital costs per subscriber that are significantly lower than conventional cellular technologies. Due to evolving industry standards and the rapid introduction of new services, the success of PCS equipment manufacturers will also depend on their ability to bring new products to market quickly.

     Customer acceptance and usage rates will drive PCS equipment revenues. Based on projections estimated by EMCI, Inc., cumulative PCS equipment sales for infrastructure and handsets in the U.S. are anticipated to reach approximately $25.4 billion through 2000. The international market for WLL equipment is estimated by Herschel Shosteck Associates, LTD. to reach $86 billion by the end of 2000.

     The Omnipoint System, officially designated as IS-661 by the Joint Technical Committee on Wireless Access, is a proprietary CAI system using spread spectrum, a technology originally developed for military applications. The Omnipoint System is one of four competing CAI standards that have been selected by PCS license holders to serve the mobile PCS market. The Company designed its technology so that its costs will be lower than those of other PCS and cellular technologies. Furthermore, because of the Omnipoint System's design features, voice quality, data rates, low cost, small cell size and greater capacity, the Omnipoint System will be particularly well suited for WLL services. The Omnipoint System will offer the ability to deliver both wireline voice quality and the enhanced services being sought by customers.

     The Company designs and tests its equipment and software at its engineering facilities in Colorado Springs, Colorado. Manufacturing and assembly will be subcontracted to third parties whenever possible. Currently, the Company and Northern Telecom are integrating Omnipoint's Radio frequency ("RF") access system and equipment which provides communication between handsets and base stations, primarily radio and digital cards for base stations, with Northern Telecom's switches. This integrated system will be used in the New York MTA and marketed to other domestic and international operators.

     The Company has operated trial networks during the past two years in both Colorado Springs and New York City. Through these trials, as well as independent system tests, the Company has verified the central features of the Omnipoint System, including its miniaturized base stations, vehicular speed mobility, wireline quality voice transmission, mobile directed hand-off and improved data transmission capabilities.

     The Company believes that its proprietary technology will provide a number of advantages over cellular and other PCS technologies, including:

     . Lower infrastructure costs resulting in reductions in per minute costs and facilitating competition with wireline telephone systems for certain market segments.

     . Compatibility with GSM and central office switch infrastructures.

     . Wireless services that provide wireline quality voice and enhanced data, multimedia and digitized compressed video and imaging capabilities.

     . A variable bandwidth on-demand protocol allowing future applications to be written by end users and service operators instead of equipment vendors.

     The Company's technology is flexible enough to be deployed in both large, developed, metropolitan centers and less developed, rural areas, both domestically and internationally. The Company believes that the technical characteristics and low cost of the Omnipoint System allows for the widespread deployment of telecommunications services while avoiding the high cost of wire-based infrastructure, making the Omnipoint technology particularly well suited for many countries which are currently upgrading or developing their telecommunications infrastructure. The Company has entered discussions with telecommunications services providers from several countries including Argentina, India, Mexico and South Korea.

     Omnipoint System Architecture

     The Omnipoint System is the commercial result of technology developed by the Company, particularly in the areas of protocol design and spread spectrum. The Company's research and field testing of the Omnipoint System has provided an understanding of the technical and business challenges facing PCS providers. As a result, the Company has designed a system that it believes overcomes several of the architectural weaknesses of existing wireless networks.

     The Omnipoint System provides an architecture that utilizes the benefits of Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA") and Frequency Division Multiple Access ("FDMA") technologies for multiple-user access to PCS networks, without incurring many of the problems inherent in these techniques as used in traditional wireless systems. Omnipoint's unique approach combines the major advantages of these technologies in a hybrid solution that should provide significant price and performance advantages over systems that rely upon only one technology for separating users and cells. In particular, the cost of radio hardware, especially infrastructure hardware, should be significantly reduced. Omnipoint's use of wide band spread spectrum will minimize the effects of interference, extend cell area and allow for the use of a high data rate. Instead of implementing spread spectrum for classic CDMA reasons, i.e., to separate simultaneous users within a cell by using different codes, the Omnipoint System uses spread spectrum to reduce the cost of enhancing capacity using TDMA within a cell, while using CDMA between cells that use the same frequencies.

     The Omnipoint System has an expected cell radius ranging from seven miles to 250 feet. The Base Station in each cell is connected by microwave, fiber optic cable or telephone wires to the Base Station Controller ("BSC").

The BSC in turn connects to the PCS Switching System ("PCSS") which uses adjunct computers to control the operation of the wireless telephone system for its entire service area. The BSC and PCSS (i) control the transfer of calls from cell to cell as a subscriber's handset travels, (ii) manage call delivery to handsets, (iii) allocate calls among the cells within the Omnipoint System, (iv) connect calls to local landline telephone system or to a long distance telephone carrier, and (v) provide most of the features such as call waiting and three way calling.

     Omnipoint System Advantages

     The Company designed the Omnipoint System to be used for either fixed or mobile PCS applications. The key differentiating features of the Omnipoint System, as evidenced by the Company's field testing, are:

     .  Lower Infrastructure Costs

     Lower Deployment Costs. The Company designed the Omnipoint System to provide both fully functional, fully mobile PCS as well as fixed WLL services at per subscriber capital costs substantially below those of cellular and other wireless systems that could be used for either application. The Company believes that it can deploy the radio access portion of the Omnipoint System, which accounts for 75% to 85% of the costs of typical cellular systems, for approximately $300 per subscriber based on typical cellular usage rates. These infrastructure costs can be achieved at subscriber penetration levels as low as two to three percent in most cities. The Company estimates that initial capital costs for cellular technology-based systems are as much as $800 to $1,000 per subscriber at similar penetration levels. The Company expects that wholesale, unsubsidized Omnipoint System handset prices will start at approximately $350 to $450 per unit and decline with increased volumes.

     Lower Incremental Capital Costs. Omnipoint expects that a PCS provider deploying the Omnipoint System will experience marginal capital expenditures, excluding incremental switching costs, that will reach less than $150 per subscriber based on typical cellular usage rates. Omnipoint achieves these cost savings as a result of its hybrid solution. The cost of FDMA-only and CDMA-only systems increases on a linear basis because (i) channels are expensive and are built and priced on a per channel basis,
     (ii) the equipment is large and requires extensive cell site planning, building permits, site acquisition and preparation, and zoning approval and
     (iii) each cell must be able to independently handle localized peak loads, although such peak loads can occur for less than one hour per day. In contrast, because each Omnipoint base station needs only one set of core electronics for up to 32 simultaneous users, the implicit cost per voice channel declines as the number of voice channels used simultaneously increases (up to the capacity limit of each base station). The primary benefit of this capability is reduced expenditures on a per-call basis. Even when new cell sites are required, the lower cost of individual Omnipoint cell sites causes the marginal cost per new subscriber to remain low relative to alternative systems.

     Rapid Deployment. The compact size of the Omnipoint base station, as small as 13" x 14.5" x 27", will ease zoning and installation concerns and reduce their associated costs. The Omnipoint System can provide additional capacity wherever it is needed while maintaining economic advantages. These base stations can support the same 32 voice channels typically provided by the larger, bulkier cellular equipment. With these traditional cellular systems, increasing the number of cell sites requires relocation of their large, current cells and the acquisition of additional large sites. Omnipoint base stations and antennas are easily attached to existing telephone poles, light poles or other available structures. Omnipoint's cell sites on an installed basis are expected to be less than 30% of the cost, on a per channel basis, of the cell sites of systems that use traditional cellular or PCS technologies.

     .  Improved Performance Characteristics

     Increased System Capacity. With all wireless technologies, the minimum cell radius determines the maximum number of cells per area and thus a wireless system's geographic capacity. For example, the capacity of existing cellular systems is ultimately constrained by its minimum cell radii, which is typically approximately one half mile. The Omnipoint System can be deployed for cells with 14 mile diameters (for rural and highway coverage) as well as much smaller cells for traffic "hot spots" with a range, for example, of 250 feet (a much shorter range than the capability of other mobile systems). The Omnipoint System can thus provide more localized capacity than other mobile systems, in some cases as much as 100 times more capacity per geographic area.

     Wireline-Quality Voice. The Omnipoint System can support wireline quality voice service which is currently unavailable from other mobile systems. This quality is particularly important for both PCS and WLL applications.

     High-Speed Data Services. The Omnipoint System offers superior data transmission characteristics and supports transmission of multimedia images and digitized compressed video. The Omnipoint System design is capable of wirelessly supporting Integrated Services Digital Network (ISDN) rates. In contrast, other existing mobile systems generally are architecturally limited to less than 19.2 kbps data transmission capabilities and are ill-suited for wireless office applications.

     .  Compatibility with Existing Infrastructure

     Compatibility and Flexibility With Existing Network Architectures. The Omnipoint System architecture provides compatibility and flexibility in telecommunications network design. It can be integrated into either GSM networks, AIN networks or Local Exchange Carrier ("LEC") central office switching networks. Omnipoint is initially integrating its base stations with GSM systems, which enhances the Company's ability to sell its equipment in the over 85 countries where GSM has been deployed or selected for deployment. The Omnipoint System can be integrated with a variety of existing interconnection networks, including those of the LEC, community access (cable) television (CATV) and other wireless systems. Additionally, private systems can be designed using the equivalent of Omnipoint's base station controller, whereas smaller systems can connect a Private Branch Exchange (PBX) or Centrex directly to a base station using standard analog lines.

     Software Architecture. The Omnipoint System is designed around a software architecture that provides the flexibility to interconnect to a number of different network infrastructures. Moreover, end users and service operators can develop their own application to take advantage of the Omnipoint System's flexible protocol.

     Given the advantages of the Omnipoint System and its ability to interface with different network standards, PCS service operators may choose to deploy networks that combine systems based on the Company's technology with those from other manufacturers. The Company also intends to license its technology to manufacturers of competing systems. There can be no assurance, however, that the Company will be successful in selling the Omnipoint System to PCS service operators or to license its technology.

     Competition

     The competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of the Company. The Company will compete with these other companies primarily by selling equipment that provides enhanced features, including call forwarding, call waiting and paging capabilities, at a lower cost. Given the rapid advances in the wireless telecommunications industry, there can be no assurances that new technologies will not evolve that will compete with the Company's products.

     In addition to the Company's technology standard, three competing technology standards have emerged in the mobile PCS industry.

     PCS 1900 is a modified version of the European RF technology used to access the standard GSM network for digital 900 MHz cellular telephones. PCS 1900 is a TDMA-based technology supported by Ericsson, Motorola, NOKIA Mobile Phones and Northern Telecom. Five U.S. service operators with licenses covering approximately 125.0 million POPs have committed to this technology, and it is widely believed to be a leading contender for further deployment, particularly for operators without U.S. cellular properties. The PCS operator for the Baltimore/Washington, D.C. MTA brought the first PCS system on line in November 1995 using PCS 1900 equipment. The system is based on well-established technology and faces no major hurdles in upbanding for PCS deployment in the U.S. Limited quantities of PCS 1900 equipment were available in 1995, and it is widely believed that significant quantities of equipment will not be available until 1996. Because Omnipoint is integrating its system with GSM, Omnipoint System equipment can be combined with PCS 1900 equipment in a single network. Accordingly, operators that select PCS 1900 represent additional potential customers for Omnipoint System equipment.

     IS-95 CDMA is the CDMA standard proposed as an upgrade for existing analog cellular service to digital. Qualcomm is the primary proponent of IS-95 CDMA for PCS service. IS-95 has also received support from Motorola, AT&T Wireless and Northern Telecom. IS-95's service supporters include Bell Atlantic, NYNEX, US West and AirTouch Communications Inc., who have announced their intention to deploy a modified version of this technology at 1.9 GHz, through their consortium, PCS PrimeCo, L.P. Sprint Telecommunications Venture has also stated it intends to negotiate only with CDMA vendors at this time.

     IS-54 TDMA is the TDMA standard that several cellular carriers are implementing as they upgrade to digital. Primary network suppliers are AT&T, Ericsson and Hughes. AT&T Wireless, SBC Communications, Inc. ("SBC"), Bell Atlantic, BellSouth and Bell Telephone Co. of Canada are the primary 800 MHz service supporters. AT&T Wireless and SBC have declared that they will deploy systems based on IS-54 at 1.9 GHz, defined as IS-136 TDMA. IS-54 TDMA, like PCS 1900, faces no major technological hurdles in upbanding to 1.9 GHz PCS. Upbanded IS-54 TDMA equipment is expected to become generally available in 1996.

STRATEGIC RELATIONSHIPS

     Northern Telecom Relationship

     In 1994, the Company entered into a non-exclusive agreement to integrate its technology with Northern Telecom's established network architectures. Pursuant to the agreement, the parties will integrate the Omnipoint System with Northern Telecom's digital GSM and Advanced Intelligent Network ("AIN") central office switches. Omnipoint will deploy the Omnipoint/GSM integrated system in Omnipoint's New York MTA service area and has also agreed to jointly market integrated systems throughout North America.

     The integrated system will offer wireless voice services including mobile coverage at prices which the Company believes will be competitive with the cellular operators and other PCS operators. The system will initially use a GSM interface between Omnipoint's RF access technology and the digital switches. Use of an available network interface such as GSM should ensure the timely deployment of PCS systems utilizing Omnipoint's technology. Omnipoint and Northern Telecom also plan to integrate Omnipoint's technology with Northern Telecom's AIN Class 5 switches, which today are primarily sold to Regional Bell Operating Companies for their central office switching.

     Northern Telecom and the Company have signed a series of equipment OEM and supply agreements, as well as the NT Credit Facility. Northern Telecom will make varying payments as it purchases core electronics (primarily radio and digital cards for base stations) and software from the Company. Northern Telecom has made an initial $3.0 million license payment (part of up to $12.0 million in licensing and OEM fees to be paid to the Company under certain circumstances) and may make additional royalty payments based upon shipments of Omnipoint products. Northern Telecom will then sell Omnipoint/Northern Telecom integrated systems to PCS operators, including the Company. A substantial portion of the Company's purchases to build out the New York network will be financed by Northern Telecom under the NT Credit Facility. Northern Telecom has executed a commitment letter to extend the NT Credit Facility from $382.5 million to $612.0 million on substantially the same terms. Such extension is subject to approval by the Board of Directors of Northern Telecom. If a definitive agreement is reached, the Company expects to use these funds in the New York MTA or other markets which the Company may acquire in the Entrepreneurs' Band auction.

     The initial pilot network is scheduled to be delivered and installed in Manhattan in the first half of 1996. Omnipoint and Northern Telecom have announced that their integrated systems will be introduced commercially for sale to other PCS operators in 1997.

     Ericsson Relationship

     In November 1995, Ericsson and the Company entered into a memorandum of understanding regarding (i) the development of IS-661 and dual mode IS-661/PCS 1900 handsets by Ericsson, Orbitel, a joint venture of Ericsson and Vodafone, Ltd., and/or other parties designated by Ericsson, (ii) a supply agreement and vendor financing for the purchase by OCI or Omnipoint affiliates of infrastructure and handsets, (iii) License and OEM Agreements for the Omnipoint System, and (iv) cooperation between Ericsson and the Company on marketing, standards and certain technical activities. The memorandum of understanding is not binding on the parties unless incorporated in definitive agreements.

     Under the non-exclusive License and OEM Agreements contemplated by the memorandum of understanding, Ericsson will purchase from the Company (i) base stations for resale worldwide as part of Ericsson wireless systems in the 1850-1990 MHz frequency band and (ii) application-specific integrated circuits for use in handsets designed, manufactured, marketed and sold by Ericsson or Orbitel in the 1850-1990 MHz frequency band. For these rights, Ericsson will pay license fees and royalties, including an initial license fee upon completion of the definitive agreements and initial purchase order. Ericsson, Orbitel and/or third parties designated by Ericsson will develop, manufacture and provide dual mode IS-661/PCS 1900 handsets in a mutually-agreed timetable upon OCI agreeing to a minimum purchase commitment to be determined when the parties have ascertained the resources necessary for the development and manufacture of such handsets.

     In addition, the Company and its affiliates will purchase $250.0 million of a mix of IS-661 and PCS 1900 infrastructure equipment, with a portion of such commitment being dependent on the licenses, if any, that affiliates of the Company may acquire through the Entrepreneurs' Band auction. The Company will also purchase IS-661, dual mode IS-661/PCS 1900 and PCS 1900 handsets. These commitments are to be fulfilled within five years of definitive documentation in the case of infrastructure and initial commercial development in the case of handsets.

     The memorandum of understanding also contemplates and sets forth the terms for vendor financing to be provided by Ericsson to OCI or Omnipoint affiliates holding licenses purchased in the Entrepreneurs' Band auction. The $375.0 million vendor financing commitment is for (i) amounts paid to Ericsson under the supply agreement and (ii) amounts paid for goods and services purchased from others for use with the goods and services purchased under the supply agreement so long as these latter amounts do not exceed 50% of the amounts paid to Ericsson. Other cooperation between the parties provided for in the memorandum of understanding include assistance on IS-661 integration with the GSM interface and related systems, cooperation on new applications for the Omnipoint System, including data services, developmental efforts relating to handsets, technical trials of IS-661 technology and activities related to standards. In addition, the memorandum of understanding contemplates an option for Ericsson to purchase up to 9.9% of a subsidiary created by Omnipoint to separately pursue the Company's technology business.

     Hansol Relationship

     On December 12, 1995, the Company granted a non-exclusive license to Hansol to manufacture Omnipoint System handsets and entered into a strategic alliance with Hansol for the promotion of the Omnipoint System in the Republic of Korea and other parts of Asia. The agreement provides that Omnipoint will enter into a purchase order, subject to certain preconditions such as competitive pricing, to acquire from Hansol handsets for sale to subscribers in areas covered by licenses, if any, purchased by the Company in the C Block Entrepreneurs' Band auction. Hansol has the right to designate management representatives, and may have engineers and other personnel working with Omnipoint to develop license areas held by OCI or acquired in the Entrepreneurs' Band auction.

     Roaming Arrangements

     The Company has signed memoranda of understanding with a number of different GSM-based PCS providers, including PacBell, BellSouth, Western Wireless and APT, to provide Omnipoint, PacBell, BellSouth Western Wireless and APT subscribers with roaming capability in the MTAs where these parties operate PCS services. The memoranda of understanding are not binding unless incorporated in definitive agreements. Additionally, the Company and each of PacBell and BellSouth will conduct joint tests of Omnipoint's technology and plan to work together to establish PCS infrastructure and handset standards and conduct joint marketing efforts.

REGULATORY ENVIRONMENT

     The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder (the "Communications Act"). Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS systems with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose fines and forfeitures for any violations of FCC regulations.

     PCS Licensing

     The FCC established PCS service areas in the U.S. based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. In June 1994, the FCC finalized the allocations of the 1.85 to 1.99 GHz bands for broadband PCS services. The Commission distinguished the licenses along four dimensions, including (i) amount of RF spectrum-30 MHz vs. 10 MHz, (ii) size of geographic area-MTA vs. BTA, (iii) eligibility to own the license and participate in the specific auction for each type of license and (iv) the timing of the auctions regarding each of the above categories.

     The FCC decided that two 30 MHz licenses, designated as Blocks A and B, would be allocated geographically to MTAs (these include the Block A licenses granted to the Pioneers in their respective MTAs). The 30 MHz MTA auction ended in March 1995, and the FCC granted those licenses in June 1995. Four licenses designated as Blocks C, D, E and F were allocated as BTAs. The C and F Block licenses were allocated 30 MHz and 10 MHz of spectrum, respectively, and reserved for "Entrepreneurs." The D and E Blocks are each 10 MHz and will be available for all auction participants. The auction for Block C is presently ongoing and Omnipoint is participating. Blocks D, E and F have not yet been auctioned. There is pending at the FCC a rulemaking proceeding seeking public comment on the procedure to be followed in auctioning Blocks D, E and F. The remaining 20 MHz of the 140 MHz of PCS spectrum available was allocated for unlicensed PCS applications such as wireless PBX adjuncts, Local Area Networks
(LANs) and home cordless phones. All PCS licenses will be granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause.

     The Company's New York MTA network will operate in the spectrum now partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that may interfere with or receive interference from the operation of PCS networks and, as a result, will have to be negotiated with or relocated. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. In the event the Company displaces a microwave incumbent, the Company must pay the microwave incumbent's relocation expenses and take actions necessary to put the microwave incumbent's new facility into operation. The Company expects to implement a frequency plan that will minimize to the extent possible the number of existing microwave users that need to be relocated.

     Pioneer's Preference Program

     Omnipoint is one of only three recipients of a broadband PCS Pioneer's Preference license. Under the terms of the FCC's Pioneer's Preference program and pursuant to an FCC order, Omnipoint was awarded a preference to apply for a license not subject to competing applications to provide service in the New York MTA. The Company received the New York MTA License consisting of 30 MHz of PCS spectrum (1850 to 1865 MHz and 1930 to 1945 MHz) in December 1994. The final terms of the Pioneer's Preference awards are contained in the General Agreement on Tariffs and Trade ("GATT") legislation.

     Pursuant to the terms of the GATT legislation, each of the Pioneers is required to pay for its license a sum equal to 85% of the product of (i) the average per POP price paid in the auctions for the licenses in the top 20 MTAs based on population, not including the three MTAs in which only one 30 MHz license was to be auctioned due to the Pioneers' Preferences (i.e., the average is based on the per POP prices for 40 licenses), times (ii) the number of 1990 POPs in each of the Pioneer's MTAs. Based on the final round of the A and B Block auctions, the Company will pay $13.16 per (1990) POP or $347.5 million for the New York MTA License. This discounted price is 78.5% of the winning bid in the auction for the B Block 30 MHz New York MTA license.

     The GATT legislation prohibits the FCC from reconsidering its December 1993 Report and Order granting final preference awards to the three Pioneers. The legislation also mandates that the decisions are not subject to further administrative or judicial review. The Pioneers are allowed to pay for their licenses in installments over five years with interest only for at least the first two years (and possibly all five years) with the interest rate and the timing of the principal and cash interest payments to be established by the FCC.

     On March 8, 1996, the FCC adopted such an order, the terms and conditions of which are as follows: (1) the five-year payment period will run and interest will begin to accrue from the adoption date; (2) the payments will be interest only for the first two years; (3) the unpaid principal balance and interest will be amortized over the remaining three years; (4) the interest rate imposed on the payments will be equal to 7.75%; and (5) payments will commence 30 days from the adoption of the order and thereafter be due on the last day of each financial quarter.

     Conditions on License

     The FCC has placed three conditions on the licenses with which the Pioneers must comply. The conditions include the requirement that the Company construct network facilities that offer coverage to at least one-third of the population in the New York MTA within five years of the grant of the New York MTA License, December 1999 (the "Five Year Buildout Requirement") and to at least two-thirds of the population within 10 years (the "10-Year Buildout Requirement"), assignment and change of control restrictions and substantial use requirements. Violations of any of these conditions could result in license revocations, forfeitures or fines.

     Under the Five Year Buildout Requirement and the 10-Year Buildout Requirement, the Pioneers and all other 30 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-third of the population in their service area within five years of their initial license grants and to two-thirds of the population within 10 years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

     The Company believes it can achieve these requirements because over 7.3 million people, or 27.2% of the MTA's population, reside in New York City's five boroughs alone. Planned coverage of just one of Omnipoint's 20 BTAs, the New York BTA, which includes the five boroughs of New York City, northern New Jersey, Long Island, Westchester County and Fairfield County, will cover 18.1 million people, or 67.5% of the MTA's population, thus satisfying the 10-Year Buildout Requirement.

     The Pioneer Preference PCS licenses contain a provision prohibiting an assignment of the license or a transfer of control of the licensee until the earlier of three years after the license grant (i.e., not before December 1997) or the date on which the Company has provided coverage for one-third of the license area's population. In addition, the Communications Act requires the FCC's prior approval of the assignment or transfer of control of a PCS license. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without prior FCC approval.

     The New York MTA License contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference award was based. The condition expires upon the system providing coverage for one-third of the population of the MTA. The FCC has never specifically defined the phrase "substantial use" and there is pending before the FCC a petition filed by Wireless Communications Council, a trade association consisting of proponents of CDMA Technology, that asks the FCC to do so. While there can be no assurance as to how the FCC will construe such phrase, the Company believes, on the basis of prior FCC pronouncements, that its present plan to use the Omnipoint/GSM System to build out the New York MTA network will satisfy the "substantial use" condition.

     Citizenship Requirements

     Under the Communications Act, non-U.S. citizens or their representatives, foreign governments, or corporations otherwise subject to domination or control by non-U.S. citizens may not own more than 20% of a common carrier licensee directly, or, if the FCC finds it consistent with the public interest, more than 25% of the parent of a common carrier licensee. Non-U.S. citizens may not serve as officers of a common carrier licensee or as members of a common carrier licensee's board of directors, although up to one-fourth of the board of directors of a common carrier licensee's parent may be non-U.S. citizens.

     Failure to comply with these requirements may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act. In addition, fines, a denial of renewal or revocation of the license are possible. The Company has no knowledge of any present foreign ownership in violation of the Communications Act.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     As of December 31, 1995, Omnipoint has received 12 patents on its technology and has 52 U.S. and 46 foreign patent applications pending. The issued patents will expire between May 2008 and November 2013. The Company will continue to file patent applications as engineering developments occur. The policy of the Company is to apply for patents or other appropriate or statutory protection when it develops valuable new or improved technology. The Company believes, however, that the successful development of its technology generally depends more upon the experience, technical know-how and creative ability of its personnel rather than on ownership of patents.

     The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurances that licenses that might be required for the Company's products would be available on reasonable terms, if at all. To the extent that licenses are unavailable, or are not available on acceptable terms, no assurance can be made that the failure to obtain a license would not adversely impact the Company.

     In addition to seeking patent protection, the Company relies on trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

     As of December 31, 1995, the Company had a total of 174 employees, including 128 in engineering, 13 in sales, marketing and product management and 33 in administration and finance. The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


ITEM 2.     PROPERTIES.

     The Company's principal administrative offices are located in leased space in Arlington, Virginia and its sales, marketing, support, research and development personnel occupy two facilities in Colorado Springs, Colorado. The largest facility is located in approximately 51,384 square feet of subleased space (increasing to approximately 68,512 square feet in August 1996). Another facility is located in approximately 35,000 square feet of leased space (increasing to approximately 54,850 square feet in October 1996). The Virginia lease and the Colorado sublease and lease are pursuant to agreements which expire in February 1998, August 1997 and September 2000, respectively.

     In November 1995, the Company acquired a building with approximately 24,000 square feet in Wayne, New Jersey to house OCI's network control center. The Company also has acquired the rights to more than 5,000 sites in the New York MTA as possible locations for cell sites.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not currently aware of any pending or threatened litigation that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     As of December 21, 1995, the Company solicited and obtained the written consent of the holders of a majority of the shares of Common Stock, the holders of a majority of the shares of Series A Convertible Preferred Stock, the holders of a majority of the shares of Series B Convertible Preferred Stock and the holders of a majority of the shares of Series C Convertible Preferred Stock of the Company approving (1) the Amended and Restated

Bylaws of the Company, (2) a Certificate of Amendment to Certificate of Incorporation of the Company, including an increase in the number of shares of Common Stock the Company has authority to issue to 75,000,000 and including indemnification provisions for directors, officers, employees and agents of the Company, and (3) an Amended and Restated Certificate of Incorporation of the Company, which was filed upon the completion of the Company's initial public offering of Common Stock.

     As of January 21, 1996, the Company solicited and obtained the written consent of the holders of a majority of the shares of Common Stock, the holders of a majority of the shares of Series A Convertible Preferred Stock, the holders of a majority of the shares of Series B Convertible Preferred Stock and the holders of a majority of the shares of Series C Convertible Preferred Stock of the Company approving a Certificate of Amendment to Certificate of Incorporation of the Company to make mandatory the conversion of the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock upon the closing of the initial public offering of the Common Stock of the Company.

                                    PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock of Omnipoint is traded on the Nasdaq National Market under the symbol "OMPT." Prior to January 26, 1996, there was no established public trading market for any of the Company's securities.

     The high and low prices for the Common Stock for the period beginning January 26, 1996, and ending March 22, 1996 were $28 and $19 1/2, respectively. The last sales price for Omnipoint's Common Stock, as reported by the Nasdaq National Market on March 27, 1996, was $25 3/4.

     The Company had approximately 230 shareholders of record as of March 22, 1996.

     The Company has never paid or declared any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Further, the Company's Note and Warrant Purchase Agreement, dated November 22, 1995 (the "Senior Note Agreement"), prohibits the Company from paying dividends of any kind on the Common Stock while the senior notes representing a $25.0 million aggregate principal amount debt obligation (the "Senior Notes") are outstanding. The NT Credit Facility contains a restriction on OCI's ability to declare and pay dividends.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1994 and 1995, and for each of the three years in the period ended December 31, 1995, have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1991, 1992 and 1993 and for each of the years ended December 31, 1991 and 1992 have been derived from audited financial statements of the Company not included in this Form 10-K.

                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                       1991            1992          1993           1994           1995
                                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue.................................             $ 2,075         $ 3,399      $  1,618       $  3,000       $     --
     Operating expenses:
        Research and development........               1,826           3,700         4,593          7,018         14,345
        Sales, general and administrative              2,054           2,475         2,974          6,290         12,619
        Depreciation and amortization...                  38             101           245          1,125         11,037
                                                     -------         -------      --------       --------       --------
               Total operating expenses.               3,918           6,276         7,812         14,433         38,001
                                                     -------         -------      --------       --------       --------
     Loss from operations...............              (1,843)         (2,877)       (6,194)       (11,433)       (38,001)
     Interest income (expense), net.....                  61              82           (32)        (1,156)           231
     Miscellaneous income...............                  --              --            --             65             --
     Gain on sale of subsidiary stock...                  --              --            --          3,194             --
                                                     -------         -------      --------       --------       --------
     Net loss...........................             $(1,782)        $(2,795)     $ (6,226)      $ (9,330)      $(37,770)
                                                     =======         =======      ========       ========       ========
     Pro forma net loss per common share(1)                                                                       $(0.96)
     Pro forma weighted average number of common
      shares outstanding(1).............                                                                          39,529
     Supplemental net loss per common share(1)(3)                                                                 $(0.93)
     Supplemental weighted average number of
      common shares outstanding(1)(3)...                                                                          40,084

                                                                           As of December 31,
                                           ----------------------------------------------------------------------------
                                                 1991      1992        1993       1994               1995
                                                               (in thousands)
BALANCE SHEET DATA:                                                                         Actual      Pro Forma(1)(2)
                                                                                           --------     ---------------
    Working capital (deficit)...........         $4,339   $ 1,340     $ 9,055   $  3,095   $(13,689)       $122,630
    Total assets........................          4,991     2,540      14,465    360,946    474,990         555,945
    New York MTA License obligation.....             --        --          --    347,518    347,518         347,518
    Other long-term debt................             --        --          --      1,687     36,070          36,070
    Preferred stock.....................          1,500     1,500      15,902     15,902     44,127              --
    Total stockholders' equity (deficit)          2,813       101      (6,031)    (7,416)   (30,548)        149,019

___________________
(1) Gives effect to the conversion of the Convertible Subordinated Notes into 1,562,500 shares of Common Stock and the conversion of all outstanding shares of Preferred Stock and certain accrued dividends thereon into 10,605,591 shares of Common Stock.

(2) Gives effect to the sale of 8,050,000 shares of Common Stock at the closing of the initial public offering on January 31, 1996.

(3) Gives effect to the issuance of the number of shares necessary to retire the amounts outstanding under a $40 million credit agreement as of the borrowing thereunder on November 10, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company was incorporated in Delaware in June 1987 to design, develop, manufacture and market wireless digital communications products. From inception to 1991, the Company focused primarily on developing its core technology. The Company used its core technology to generate revenues from the production of prototype equipment pursuant to agreements with companies in the telecommunications industry. In 1992, the principal focus of the Company shifted from performing such activities to the development of its PCS business.

     Since 1992, the Company has generated limited revenues primarily from license fees, research and development services and prototype equipment sales related to its proprietary technology. As the principal focus of the Company has been the development of its PCS business, there has been minimal contract and license fee activity. The Company expects to continue this focus and anticipates that revenues in 1996 will be minimal. The Company believes that period-to-period revenue comparisons are not necessarily meaningful as an indication of future performance. In the future, the Company expects to derive additional revenues from the sale of its equipment and the provision of PCS service in the New York MTA.

Results of Operations

     Year ended December 31, 1995 compared with Year ended December 31, 1994

     There were no revenues during the year ended December 31, 1995 as compared with $3.0 million for the year ended December 31, 1994, representing a license fee from Northern Telecom.

     Research and development expenses increased by 104.3%, or approximately $7.3 million, to $14.3 million for the year ended December 31, 1995 compared to $7.0 million for the year ended December 31, 1994. The increase was primarily due to an increase of $3.1 million in the purchase of research and development components and an increase of $3.3 million in payroll and related payroll taxes and employee benefits, associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during 1996.

     Sales, general and administrative expenses increased by 100%, or approximately $6.3 million, to $12.6 million for the year ended December 31, 1995 compared to $6.3 million for the year ended December 31, 1994. Of this increase, $2.5 million was due to increases in management headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $1.1 million in legal fees, $300,000 in accounting fees, $402,000 in rent expense and utilities, $664,000 in consulting service fees and $530,000 in travel expenses. The Company expects that such expenses will continue to increase significantly during 1996, as the Company continues to expand its operations.

     Depreciation and amortization increased approximately $9.9 million to $11.0 million for the year ended December 31, 1995 compared to $1.1 million for the year ended December 31, 1994. The increase in the 1995 period was due primarily to twelve months of the amortization of the New York MTA License, which is being amortized using the straight-line method over a period of 40 years.

     Net interest income was $231,000 for the year ended December 31, 1995 compared to $1.2 million of net interest expense for the year ended December 31, 1994. The net interest expense for the year ended December 31, 1994 included $1.5 million of interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order that sets the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed all accrued interest related to the License during December 1995.

     Net loss increased approximately $28.5 million to $37.8 million for the year ended December 31, 1995 compared to $9.3 million for the year ended December 31, 1994. This increase was primarily due to an increase of $8.7 million in amortization associated with the New York MTA License and a general increase in operating expenses.

     Year ended December 31, 1994 compared to Year ended December 31, 1993

     Revenues increased by 87.5%, or approximately $1.4 million, to $3.0 million in 1994 from $1.6 million in 1993. Northern Telecom accounted for 100% of the Company's revenues in 1994, which represented a nonrefundable license fee received upon entering into an OEM agreement. Three customers accounted for 90.2% of the revenues in 1993. The 1993 revenues were derived from contracts related to research and development, prototype equipment sales and related services in the field of wireless digital communications.

     Research and development expenses increased by 52.2%, or approximately $2.4 million, to $7.0 million in 1994 from $4.6 million in 1993. These expenses consisted primarily of payroll and related payroll taxes and employee benefits of employees engaged in ongoing research, design and development activities and the Company's continued growth and developing and testing of prototypes. The increases in 1994 were primarily due to an increase of $1.6 million in payroll and related payroll taxes and employee benefits, specifically in the digital and software engineering departments, and an increase of $474,000 in the purchases of research and development components. The Company expects that research and development expenses will continue to increase significantly during 1995 as compared to 1994, as the Company incurs significant research and development expenditures to launch products.

     Sales, general and administrative expenses increased by 110.0%, or approximately $3.3 million, to $6.3 million in 1994 from $3.0 million in 1993. These expenses consisted primarily of salaries and related payroll taxes and employee benefits for management, finance and accounting, legal and other professional services. The increase in 1994 is due to an increase of $800,000 in legal costs, primarily in connection with the New York MTA License, an increase of $480,000 in office related expenses including utilities, office supplies, postage and rent, an increase of $822,000 in payroll and related payroll taxes and employee benefits and an increase of $276,000 in sales and marketing costs due to increases in headcount combined with higher involvement and attendance at tradeshows.

     Depreciation and amortization increased by 359.2%, or approximately $880,000, to $1.1 million in 1994 from $245,000 in 1993. The increase in 1994 was due primarily to amortization of the New York MTA License of $428,000.

     Interest income (expense), net includes $1.5 million of interest expense in 1994 related to the New York MTA License, which was partially offset by interest income of $360,000.

     Net loss increased by 50%, or approximately $3.1 million, to $9.3 million in 1994 from $6.2 million in 1993. The increase in net loss in 1994 was primarily due to the $1.5 million of interest expense associated with the New York MTA License and $428,000 of amortization of the New York MTA License. The net loss was partially offset by $3.2 million of gain on the sale of stock of its subsidiary during 1994.

Liquidity and Capital Resources

     Since its formation, the Company has financed its operations and met its capital requirements primarily through three Preferred Stock offerings, as well as borrowings under a bridge loan, sale of stock of its subsidiary, vendor financing and, to a lesser extent, equipment lease arrangements. These financing activities provided net cash of $4.7 million in 1991, $17.4 million in 1993, and $116.0 million in 1995. The Company received gross proceeds of $50.0 million through the sale of the Senior Notes, the Convertible Subordinated Notes and associated warrants in November and December 1995.

  Operating activities used net cash of $5.0 million in 1993, $7.9 million in 1994 and $19.7 million in 1995. These increases resulted from the Company's increased activity and corresponding growth to support product development and to commence the buildout of the New York MTA network. Investing activities used net cash of $480,000 in 1993, provided net cash of $720,000 in 1994, and used net cash of $44.0 million in 1995, consisting of capital expenditures for office equipment, computers and related equipment used in engineering and manufacturing and the $40.0 million FCC deposit for the Entrepreneurs' Band auction made during December 1995.


  As of December 31, 1995, the Company had a working capital deficit of approximately $13.7 million. In January 1996, on a pro forma basis, working capital increased by $135.4 million to $121.7 million upon receiving $118.6 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the Company's initial public offering and the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of a certain credit agreement and the conversion of the Convertible Subordinated Notes at the initial public offering. This increase was offset by the use of cash to repay the credit agreement.

  In 1993, the Company, through its subsidiary, OCI, was awarded a final Pioneer's Preference for the New York MTA License that required no payment from the Company. Subsequent legislation mandated a methodology for charging for the license. In accordance with terms defined in that legislation, the Company is obligated to pay a license fee of $347.5 million to the FCC for the New York MTA License awarded in December 1994. On March 8, 1996, the FCC adopted such an order, the terms and conditions of which are as follows: (1) the five-year payment period will run and interest will begin to accrue from the adoption date
(2) the payments will be interest only for the first two years; (3) the unpaid principal balance and interest will be amortized over the remaining three years;
(4) the interest rate imposed on the payments will be 7.75%; and (5) payments will commence 30 days from the adoption of the order and thereafter be due on the last day of each financial quarter. The Company will be required to pay one month of interest of $2.2 million on April 7, 1996. The second payment of $4.5 million, representing interest from April 8 through June 30, 1996, will be paid on June 30, 1996.

  During 1994, the Company entered into an agreement to purchase $100.0 million of equipment and services over the next five years from Northern Telecom. Such agreement was amended to increase the purchase obligations to $250.0 million of equipment and services. The Company has purchased approximately $19.0 million of equipment and services under such agreement. During 1995, the Company entered into a $382.5 million credit facility with Northern Telecom to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. The Company also has an OEM agreement to sell certain equipment, hardware and software to Northern Telecom at its normal selling prices, which will result in licensing fees and revenues.

  A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of the Facility, matures on June 30, 1997. Any amounts repaid can be subsequently borrowed for the other purposes allowed under the NT Credit Facility. The principal amount on the other portions of the NT Credit Facility are payable in installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the NT Credit Facility is payable quarterly.

  The NT Credit Facility is secured by a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets.

  Under the terms of the NT Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the NT Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. As of December 31, 1995, OCI had a balance (principal and accrued interest) of approximately $19.5 million outstanding under this facility.

  On November 22, 1995, the Company sold variable interest rate Senior Notes in the aggregate amount of $25.0 million, together with warrants to purchase 625,000 shares of Common Stock at an exercise price of $.004 per share. The Senior Notes mature in five years and may be prepaid at any time. The Senior Notes contain a sinking fund obligation whereby the Company is required to pay $5.0 million of the outstanding principal balance of the Senior Notes on the third and fourth anniversary of their date of issuance. The note purchase agreement contains certain covenants and restrictions on the Company, including a restriction on the payment of cash dividends and the requirement that any indebtedness of the Company be pari passu or subordinate to the Senior Notes.

  On November 29, 1995, the Company sold Convertible Subordinated Notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company sold to Hansol Convertible Subordinated Notes in the aggregate amount of $10.0 million, together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. The Convertible Subordinated Notes were converted upon the closing of the Company's initial public offering into shares of Common Stock, based on the initial public offering price to the public of $16.00 per share.

  On January 31, 1996, the Company completed an initial public offering of 8,050,000 shares of Common Stock resulting in proceeds, net of related expenses of approximately $118.6 million. Associated with the offering, the Preferred Stock was converted into 10,605,591 shares of Common Stock and the Convertible Subordinated Notes were converted into 1,562,500 shares of Common Stock. The Company used a portion of the proceeds to pay down the outstanding balance of a credit agreement of $36.5 million.

  The Company's future capital requirements will depend upon many factors, including the development of new products, the extent and timing of acceptance of the Company's equipment in the market, requirements to maintain adequate manufacturing facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company estimates that it will require between $100 million to $150 million to build out its network at a sufficient level to meet the Five Year Buildout Requirement imposed on the Company as a license holder. The Company believes that cash and cash equivalents on hand, the net proceeds of the offering, anticipated revenues, vendor financing and additional strategic partnerships will be adequate to fund its operations for the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The information required by Item 10 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                           PAGE NUMBER
                                                                            -----------
(a)  DOCUMENTS FILED AS PART OF THE REPORT:

     (1)    Report of Independent Accountants                                  F-2
            Consolidated Balance Sheets at December 31, 1994 and 1995          F-3
            Consolidated Statements of Operations for the years ended
              December 31, 1993, 1994 and 1995                                 F-4
            Consolidated Statements of Stockholders' Equity (Deficit)
              for the years ended December 31, 1993, 1994 and 1995             F-5
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1993, 1994 and 1995                                 F-6
            Notes to Consolidated Financial Statements                         F-7

     (2)    Financial Statement Schedule                                       S-1

     (3)    Exhibits

     Exhibit Number        Description
     --------------        -----------

     3.1              Amended and Restated Certificate of Incorporation of the Registrant.
     3.6*             Amended and Restated Bylaws of the Registrant.
     4.2              See Exhibit 3.1.
     10.1*            Registrant's Amended and Restated 1990 Stock Option Plan.
     10.2*            Form of Incentive Stock Option Agreement under Registrant's 1990
                        Stock Option Plan.
     10.3*            Form of Stock Option Agreement under Registrant's 1990 Stock Option
                        Plan for non-qualified options.
     10.4*            Form of Stock Option Agreement outside scope of Registrant's 1990
                        Stock Option Plan for non-qualified options.
     10.5*            Warrant Certificate, dated August 2, 1991, by and between the
                        Registrant and Allen & Company Incorporated.
     10.6*            Warrant Certificate, dated August 2, 1991, by and between the
                        Registrant and Allen & Company Incorporated.
     10.7*            Letter agreement, dated June 29, 1995, by and between the Registrant and Allen & Company Incorporated (relating to Exhibit 10.6).
     10.8*            Common Stock Purchase Warrant issued March 10, 1995, granted to
                        Madison Dearborn Capital Partners, L.P.
     10.9*            Common Stock Purchase Warrant issued March 10, 1995, granted to
                        Madison Dearborn Capital Partners, L.P.
     10.10*           Proprietary Information, Development and Non-Compete Agreement,
                        dated December 6, 1990, by and between the Registrant and Douglas G.
                        Smith.
     10.11*           Employment Agreement, effective October 1, 1995, by and between the
                        Registrant, Omnipoint Communications Inc. and George F. Schmitt.
     10.12*           Promissory Note, dated October 1, 1995, by George F. Schmitt.
     10.13*           Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F. Schmitt.
     10.14*           Employment Agreement, dated April 17, 1995, by and between the
                        Registrant and Bradley E. Sparks.

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

     10.62*  Convertible Subordinated Note and Warrant Purchase Agreement,
               dated as of November 29, 1995, by and among the Registrant and the entities identified therein.
     10.63*  Letter of Intent, dated October 26, 1995, by and between the
               Registrant and BellSouth Personal Communications, Inc.
     10.64*  Waiver of Registration Rights and Confirmation of 180-Day Lockup,
               dated as of October 31, 1995, by and between the Registrant and Ameritech Development Corporation.
     10.65*  Registration Rights Agreement dated as of April 26, 1994, by and among the Registrant and the parties thereto.
     10.66*  Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
     10.67*  Lease Agreement, dated October 15, 1995, by and between the
               Registrant and Baetis Properties, Inc.
     11.1    Statement of computation of loss per share.
     22.1*   Subsidiaries of the Registrant.
     24.1    Consent of Coopers & Lybrand L.L.P.
     25.1    Power of Attorney (included in signature pages).

     27      Financial Data Schedule
___________________________

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
___________________________

(b)  REPORTS ON FORM 8-K

          None.

(c)  EXHIBITS

          The exhibits required by this Item are listed under Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULE

          The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Arlington, Commonwealth of Virginia, on the 27 of June, 1996.


                         OMNIPOINT CORPORATION



                         By:  /s/ Douglas G. Smith
                              --------------------
                              Douglas G. Smith
                              President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints Douglas G. Smith and Edwin M. Martin, Jr., and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments and post-effective amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


       SIGNATURE                     TITLE                    DATE
       ---------                     -----                    ----

/s/ Douglas G. Smith      President, Chief Executive      June 27, 1996
- ------------------------  Officer, Chairman of the
    Douglas G. Smith      Board and Director (Principal
                          Executive Officer)

            *             Executive Vice President and    June 27, 1996
- ------------------------  Director; President of
     George F. Schmitt    Omnipoint Communications Inc.

/s/ Bradley E. Sparks     Chief Financial Officer         June 27, 1996
- ------------------------  (Principal Financial and
    Bradley E. Sparks     Accounting Officer)

            *             Director and Vice Chairman      June 27, 1996
- ------------------------  of the Board
      James J. Ross

            *             Director                        June 27, 1996
- ------------------------
     Evelyn Goldfine


           *                    Director                        June 27, 1996
- -----------------------
    Richard L. Fields


           *                    Director                        June 27, 1996
- -----------------------
    Paul J. Finnegan


           *                    Director                        June 27, 1996
- -----------------------
    James N. Perry, Jr.


           *                    Director                        June 27, 1996
- ----------------------
      Arjun Gupta


*/s/ Edwin M. Martin, Jr.
- -----------------------------
Edwin M. Martin, Jr.
Attorney-in-Fact

                              OMNIPOINT CORPORATION

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets at December 31, 1994 and 1995                   F-3

Consolidated Statements of Operations for the years ended December 31,
 1993, 1994 and 1995                                                        F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years
 ended December 31, 1993, 1994 and 1995                                     F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1993, 1994 and 1995                                                        F-6

Notes to Consolidated Financial Statements                                  F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Omnipoint Corporation:

We have audited the accompanying consolidated balance sheets of Omnipoint Corporation as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnipoint Corporation as of December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       Coopers & Lybrand L.L.P.



Boston, Massachusetts
March 15, 1996

                              OMNIPOINT CORPORATION


                           CONSOLIDATED BALANCE SHEETS


     ASSETS                                                         Pro Forma
                                               December 31,          12/31/95
                                           -------------------
                                           1994           1995      (Unaudited)
                                           ----           ----      -----------
                                                                      (Note 1)
Current assets:
  Cash and cash equivalents            $  5,542,712   $ 57,784,381  $139,618,017
  Prepaid expenses and other assets
   (Note 3)                                 200,197      5,039,621     5,039,621
  Inventory                                 605,090      1,309,632     1,309,632
                                       ------------   ------------  ------------

     Total current assets                 6,347,999     64,133,634   145,967,270
                                       ------------   ------------  ------------

Fixed assets, net (Notes 4 and 10)        3,015,405     18,957,189    18,957,189
FCC deposit (Note 7)                              -     40,000,000    40,000,000
Other assets                                      -        878,896             -

Licensing costs, net of
  accumulated amortization of
  $428,447 and $9,116,405 as of
  December 31, 1994 and 1995,
   respectively                         347,089,862    338,401,904   338,401,904
Deferred financing costs and other
   intangible assets, net of
   accumulated amortization
   of $86,986 and $987,470 as of
    December 31, 1994 and 1995,
    respectively                          4,492,274     12,618,474    12,618,474
                                       ------------   ------------  ------------

     Total assets                      $360,945,540   $474,990,097  $555,944,837
                                       ============   ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                         894,672     15,610,528     15,610,528
  Accrued expenses (Note 5)              2,096,264      4,592,719      3,024,791
  Accrued interest payable (Note 8)              -        387,654        220,672
  Capital lease obligations -
   current portion (Note 10)               261,968        170,885        170,885
  Notes payable - current portion
   (Note 7)                                      -         10,856         10,856
  Credit agreement (Note 7)                      -     36,500,000              -
  Convertible Subordinated Notes
   (Note 7)                                      -     16,250,000              -
  Deferred revenue                               -      4,300,000      4,300,000
                                      ------------   ------------   ------------

     Total current liabilities           3,252,904     77,822,642     23,337,732

Notes payable - long-term portion
 (Note 7)                                        -         27,179         27,179
Capital lease obligations - long
 term portion (Note 10)                    230,767         78,557         78,557
Accrued interest payable (Note 8)        1,456,721              -              -
Loan payable under financing
 agreement (Note 7)                              -     19,478,778     19,478,778
Senior notes (Note 7)                            -     16,485,199     16,485,199
New York MTA license obligation
 (Note 8)                              347,518,309    347,518,309    347,518,309

Commitments and contingencies
 (Notes  8, 9 and 10)

Redeemable convertible preferred
  stock, $.01 par value, 4,000,000
  shares authorized at
  December 31, 1994 and 5,750,000
  shares authorized at December
  31, 1995
  (Notes 6 and 7):
 Series A; 666,667 shares issued
   and outstanding at December 31,
   1994 and 1995
   (at liquidation preference)           1,500,000      1,500,000              -
 Series B; cumulative preferred
   stock; 1,500,000 shares issued
   and outstanding at
   December 31, 1994 and 1,651,714
   shares issued and outstanding
   at December 31, 1995 (liquidation
   preference of $16,267,879 and
   $17,243,689 at December 31, 1994
   and 1995, respectively), net of
   issuance costs                       14,402,389     15,919,529              -
Series C; cumulative preferred
 stock; 1,866,338 shares issued
 and outstanding at
  December 31, 1995 (liquidation
   preference of $29,105,916),
   net of issuance costs                       -       26,707,933              -

Stockholders' equity (deficit)
  (Notes 6, 7 and 11):
 Common stock, par value $.01 per
   share; authorized 75,000,000
   shares, issued  and
   outstanding 24,428,424 shares
   at December 31, 1994,
   24,658,618 shares at
   December 31, 1995, and
   44,876,709 shares pro forma at
   December 31, 1995                      244,284        246,586        448,768
 Additional paid-in capital            14,334,297     29,860,440    209,225,370
 Accumulated deficit                  (21,728,147)   (59,498,572)   (59,498,572)
 Unearned compensation                    (20,150)       (23,220)       (23,220)
 Notes receivable (Note 2)               (245,834)    (1,133,263)    (1,133,263)
                                     ------------   ------------   ------------

     Total stockholders' equity
       (deficit)                       (7,415,550)   (30,548,029)   149,019,083
                                     ------------   ------------   ------------

       Total liabilities and
         stockholders' equity
         (deficit)                   $360,945,540   $474,990,097   $555,944,837
                                     ============   ============   ============


       The accompanying notes are an integral part of the consolidated financial statements.

                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                    --------------------------------------------
                                        1993           1994            1995
                                    ------------  --------------  --------------

Revenues:
 License fees (Note 9)              $         -    $  3,000,000    $          -
 Contract revenue (Note 2)            1,617,759               -               -
                                    -----------    ------------    ------------

   Total revenues                     1,617,759       3,000,000               -

Operating expenses:
 Research and development             4,593,137       7,018,338      14,344,753
 Sales, general and administrative    2,974,035       6,289,440      12,619,345
 Depreciation and amortization          245,234       1,125,137      11,037,453
                                    -----------    ------------    ------------

   Total operating expenses           7,812,406      14,432,915      38,001,551
                                    -----------    ------------    ------------

   Loss from operations              (6,194,647)    (11,432,915)    (38,001,551)
                                    -----------    ------------    ------------

Other income (expense):
 Interest income                        201,231         362,955         749,092
 Interest expense (Notes 7 and 8)      (233,246)     (1,518,701)       (517,966)
 Miscellaneous income                         -          65,000               -
 Gain on sale of subsidiary stock
  (Note 10)                                   -       3,193,600               -
                                    -----------    ------------    ------------

    Net loss                        $(6,226,662)   $ (9,330,061)   $(37,770,425)
                                    ===========    ============    ============


Pro forma net loss per common share (unaudited)
  (Note 1)                                                         $      (.96)
                                                                   ===========

Pro forma weighted average common shares outstanding
  (unaudited) (Note 1)                                              39,528,883
                                                                   ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                              OMNIPOINT CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             for the years ended December 31, 1993, 1994, and 1995

                                                                                                                         Total
                                                       Additional                                                   Stockholders'
                                    Common Stock         Paid-In      Accumulated      Unearned         Notes           Equity
                                --------------------
                                  Shares     Amount      Capital        Deficit      Compensation     Receivable       (Deficit)
                                ----------  --------  -------------  --------------  -------------  --------------  ---------------

Balance, December 31, 1992      22,822,443  $228,224   $ 6,314,384    $ (6,171,424)     $(119,759)    $  (150,640)    $    100,785

Exercise of stock options           13,343       133        11,875               -              -               -           12,008
Stock options granted below
 market value                            -         -        13,780               -        (13,780)              -                -
Amortization of unearned
 compensation                            -         -             -               -         91,024               -           91,024
Interest on employee note
 receivable                              -         -             -               -              -          (7,675)          (7,675)
Net loss                                 -         -             -      (6,226,662)             -               -       (6,226,662)
                                ----------  --------   -----------   -------------   ------------     -----------     ------------

Balance, December 31, 1993      22,835,786   228,357     6,340,039     (12,398,086)       (42,515)       (158,315)      (6,030,520)
                                ----------  --------   -----------   -------------   ------------     -----------     ------------

Issuance of common stock in
 exchange for convertible
 subordinated note                 382,308     3,823     3,213,670               -              -               -        3,217,493
Issuance of common stock in
 exchange for an option held
 by
 third party to purchase
  shares of subsidiary           1,125,000    11,250     4,488,750               -              -               -        4,500,000
Issuance of restricted stock
 to employee                         2,500        25        24,975               -              -               -           25,000
Issuance of common stock               270         3           241               -              -               -              244
Exercise of stock options           57,560       576        16,872               -              -               -           17,448
Issuance of restricted stock
 in exchange for employee note
 receivable                         25,000       250       249,750               -              -        (250,000)               -
Amortization of unearned
 compensation                            -         -             -               -         22,365               -           22,365
Interest on employee notes
 receivable                              -         -             -               -              -          (2,259)          (2,259)
Forgiveness of employee notes
 receivable                              -         -             -               -              -         164,740          164,740
Net loss                                 -         -             -      (9,330,061)             -               -       (9,330,061)
                                ----------  --------   -----------   -------------   ------------     -----------     ------------

Balance, December 31, 1994      24,428,424   244,284    14,334,297     (21,728,147)       (20,150)       (245,834)      (7,415,550)
                                ----------  --------   -----------   -------------   ------------     -----------     ------------

Issuance of 151,714 shares of
 Series B preferred stock in
 payment of Series B dividend            -         -    (1,517,140)              -              -               -       (1,517,140)
Dividends accrued on Series B
 and Series C preferred  stock           -         -    (1,839,032)              -              -               -       (1,839,032)
Issuance of warrants                     -         -    17,797,300               -              -               -       17,797,300
Issuance of common stock in
 exchange for services               8,700        87        58,453               -              -               -           58,540
Exercise of stock options           83,994       840        90,546               -              -               -           91,386
Issuance of options as form
 of advanced compensation                -         -       112,391               -       (112,391)              -                -
Amortization of unearned
 compensation                            -         -             -               -        109,321               -          109,321
Issuance of restricted stock
 in exchange for employee
 notes
 receivable                        137,500     1,375       823,625               -              -        (825,000)               -
Issuance of employee note
 receivable                              -         -             -               -              -         (87,100)         (87,100)
Interest on employee notes
 receivable                              -         -             -               -              -         (29,579)         (29,579)
Forgiveness of employee notes
 receivable                              -         -             -               -              -          54,250           54,250
Net loss                                 -         -             -     (37,770,425)             -               -      (37,770,425)
                                ----------  --------   -----------   -------------   ------------     -----------     ------------

Balance, December 31, 1995      24,658,618  $246,586   $29,860,440    $(59,498,572)     $ (23,220)    $(1,133,263)    $(30,548,029)
                                ==========  ========   ===========   =============   ============     ===========     ============

       The accompanying notes are an integral part of the consolidated financial statements.

                                         OMNIPOINT CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Year Ended December 31,
                                -----------------------------------------------
                                     1993             1994            1995
                                     ----             ----            ----

Cash flows used in operating
 activities:
  Net loss                          $(6,226,662)     $(9,330,061)  $(37,770,425)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Amortization and depreciation       245,234        1,125,137     11,037,453
    Compensation expense from
      stock grants                       91,024           22,365        109,321
    Pilot system equipment
      funded by the financing
      agreement                               -                -      1,053,288
    Gain on sale of subsidiary
      stock                                   -       (3,193,600)             -
    Increase in employee notes
      receivable and related
      accrued interest                   (7,675)          (2,259)      (116,679)
    Forgiveness of employee
      notes receivable                        -          164,740         54,250
    Accrued interest on
      subordinated notes                214,699          217,493              -
    Payment in kind interest on
      financing agreement                     -                -        553,140
    Accrued interest on New York
      MTA License obligation and
      reversal based on FCC order             -        1,456,721     (1,456,721)
    Interest expense associated
      with warrants                           -                -        532,539
    Issuance of common stock in
      exchange for services                   -                -         58,540
    Changes in assets and
      liabilities:
        (Increase) decrease in
           operating assets:
          Accounts receivable           600,702          110,148              -
          Prepaid expenses and other
            assets                      (29,409)        (148,802)           576
          Inventory                     (83,943)        (143,448)      (704,542)
          Other Assets                        -                -       (878,896)
        Increase in operating
           liabilities:
          Accounts payable and
            accrued expenses            201,173        1,826,949      3,481,701
          Deferred revenue                    -                -      4,300,000
                                    -----------      -----------   ------------

Net cash used in operating
 activities                          (4,994,857)      (7,894,617)   (19,746,455)
                                    -----------      -----------   ------------

Cash flows used in investing
 activities:
 Purchase of fixed assets              (479,990)      (2,423,551)    (3,990,903)
 FCC deposit                                  -                -    (40,000,000)
 Purchase of license                          -          (50,000)             -
 Proceeds from sale of
  subsidiary stock                            -        3,193,600              -
                                    -----------      -----------   ------------

Net cash provided by (used
 in) investing activities              (479,990)         720,049    (43,990,903)
                                    -----------      -----------   ------------

Cash flows from financing
 activities:
Proceeds from line of credit
 loan agreement                               -                -     10,000,000
Proceeds from issuance of
 preferred stock, net of
 issuance costs                      14,402,389                -     16,707,933
Proceeds from issuance of debt        3,000,000                -              -
Proceeds from issuance of
 common stock                            12,008           42,692         91,386
Payments of obligations under
 capital leases                         (38,682)         (19,353)      (283,284)
Proceeds from convertible
 subordinated and senior notes                -                -     50,000,000
Proceeds from credit agreement                -                -     40,000,000
Payments on credit agreement                  -                -     (3,500,000)
Proceeds from financing
 agreement                                    -                -      4,500,000
Payment of deferred financing
 costs                                        -                -     (1,526,984)
Payments of short-term debt
 and notes payable                            -         (150,000)       (10,024)
                                    -----------      -----------   ------------

Net cash provided by (used
 in) financing activities            17,375,715         (126,661)   115,979,027
                                    -----------      -----------   ------------

Net increase (decrease) in
 cash and cash equivalents           11,900,868       (7,301,229)    52,241,669

Cash and cash equivalents at
 beginning of year                      943,073       12,843,941      5,542,712
                                    -----------      -----------   ------------

Cash and cash equivalents at
 end of year                        $12,843,941      $ 5,542,712   $ 57,784,381
                                    ===========      ===========   ============

Supplemental cash flow
 information (Note 15):
 Cash paid for interest             $    16,373      $   107,234   $    501,348
 Cash paid for taxes                      3,178            9,198         32,271


       The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1. Summary of Significant Accounting Policies:
     ------------------------------------------

       General

       Omnipoint Corporation ("Omnipoint" or the "Company"), was incorporated in Delaware on June 18, 1987 to design, develop, and market proprietary digital wireless products based on spread spectrum. Substantially all of the Company's revenues have been derived from contracts related to research and development, prototype equipment sales and related services in the field of wireless digital communication products. The Company's success in developing its technology for the first digital personal communication service ("PCS") system in 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint Communications, Inc. ("OCI"), a subsidiary of the Company, a Pioneer's Preference in 1993. As a result of the Pioneer's Preference, the FCC issued to OCI in December 1994 a 30 MHz license to provide PCS services for the New York MTA (the "New York MTA License"). During 1994, an unrelated party acquired a 4.42% minority interest in OCI.

       On January 31, 1996, the Company completed an initial public offering in which 8,050,000 shares of common stock were issued which provided the Company with proceeds of approximately $118,634,000, net of expenses.

       Principles of Consolidation

       The consolidated financial statements include the accounts of Omnipoint Corporation, OCI and Omnipoint Corporation's wholly-owned subsidiaries. Losses in consolidated corporations attributable to minority interest holders in excess of their respective share of the subsidiary's net equity are not eliminated in consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Nature of Operations

       The Company is currently in the engineering and design phase of the buildout of the New York MTA network. The Company anticipates that it will take several years to complete the buildout over the entire geographic area of the New York MTA. To date, the Company has sold PCS equipment only for trials, and the Company does not expect to have significant PCS services or equipment revenue before 1997.

       Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

                                   Continued

                             OMNIPOINT CORPORATION

          Current Vulnerability Due to Certain Concentrations

          The Company substantially relies upon its relationship with Northern Telecom Inc. ("Northern Telecom"). The Company has entered into a series of OEM and equipment supply agreements, a collaborative development agreement, and a vendor financing agreement with Northern Telecom. The Company has agreed to purchase from Northern Telecom $250,000,000 of equipment and services over the next five years. The Company relies substantially on the vendor financing arrangement through which Northern Telecom provides a $382,500,000 financing agreement for the buildout of the New York MTA Network, including the purchase of equipment (see Notes 7, 8, and 9).

          The Company has had limited revenues and has been dependent on a limited number of customers for its revenues. In 1994, the Company received all of its revenue, $3,000,000 from Northern Telecom, representing a non-refundable license fee received upon entering into a non-exclusive OEM agreement. Under the terms of the agreement, Northern Telecom may pay up to an aggregate of $12,000,000 in license and OEM fees under certain circumstances. The Company expects Northern Telecom to be a source of significant revenue in the future. If the agreement were terminated, the lack of revenues from sales to Northern Telecom would have a material adverse effect upon the Company's financial condition and results of operations.

          Dependence Upon Key Employees

          The Company is highly dependent upon the technical and management skills of its key employees.

          The Company's growth may cause a significant strain on its management, operational, and financial resources. The Company's ability to manage its growth effectively will require it to continue to implement and improve its operational and financial systems. The Company's success also depends in large part on a limited number of key technical, marketing, and sales employees and on the Company's ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the PCS equipment and service industries is intense.

          Uncertainty of Protection of Patents and Proprietary Rights

          The Company's technology business relies on a combination of patents, trademarks, and nondisclosure and developments agreements in order to establish and protect its proprietary rights. The Company has filed and intends to continue to file applications as appropriate for patents covering its technology and products. There can be no assurance that additional patents will issue, that the existing patents and such additional patents allowed will be sufficiently broad to protect the Company's technology or that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary information will be adequate.

          Pro Forma Presentation (Unaudited)

          The unaudited pro forma balance sheet as of December 31, 1995 has been prepared assuming the conversion of all series of outstanding Redeemable Convertible Preferred Stock and certain accrued dividends into 10,605,591 shares of Common Stock, the conversion of Convertible Subordinated Notes into 1,562,500 shares of Common Stock, with the related unamortized debt discount charged to additional paid-in capital and payment of accrued interest, reclassification of prepaid initial public offering costs to additional paid-in capital and the issuance of 8,050,000 shares of Common Stock in connection with the initial public offering. Redeemable Convertible Preferred Stock and the Convertible Subordinated Notes automatically converted into Common Stock upon the closing of the initial public offering on January 31, 1996.

          The unaudited pro forma net income (loss) per common share is shown on the face of the income statement because the Company believes the pro forma presentation is more meaningful since it includes the conversion

                                   Continued

                             OMNIPOINT CORPORATION
          of the Redeemable Convertible Preferred Stock and the conversion of the Convertible Subordinated Notes. The unaudited pro forma net income
          (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding after certain adjustments described below. Common equivalent shares are included in the calculations where the effect on their inclusion would be dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments which include stock options, stock warrants and the Series C Preferred Stock issued during the twelve month period prior to the filing of the Registration Statement have been included in the calculation as if they were outstanding for all periods. As permitted under SAB No. 83, the common equivalent shares for stock options and warrants, were determined using the treasury stock method at the initial public offering price of $16.00 per share. In addition, outstanding shares of Series A and Series B Preferred Stock to be converted into common stock upon the effectiveness of the initial public offering are treated as having been converted into Common Stock at the date of original issuance. The Series C Preferred Stock, which is considered a common stock equivalent from the date of its original issuance, was also included pursuant to SAB No. 83 on an as-if converted basis from January 31, 1995 until the date of its original issuance. The Convertible Subordinated Notes were treated as if they were converted on the date of their issuance.

          Net Income (Loss) Per Common Share

          Net income (loss) per common share on a historical basis is computed in the same manner as pro forma net income (loss) per common share, except that Redeemable Convertible Preferred Stock and the Convertible Subordinated Notes are not assumed to be converted. In the computation of net income (loss) per common share, dividends on Redeemable Convertible Preferred Stock are included as an increase to net loss to common stockholders.

          Net income (loss) per common share on a historical basis is as follows:

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                            1993            1994             1995
                                                         -----------     -----------     ------------

             Net income (loss)                         $  (6,226,662)  $  (9,330,061)  $  (37,770,425)
             Dividends on Redeemable
                  Convertible Preferred Stock                     --              --        3,356,172
                                                       ----------------  -------------  ----------------

             Net income (loss) to common
              shareholders                             $  (6,226,662)  $  (9,330,061)  $  (41,126,597)
                                                       ================  =============  ================

             Net income (loss) per common
              share                                    $       (0.21)  $       (0.30)  $        (1.31)
                                                       ================  =============  ================

             Weighted average number
              of common shares outstanding                29,702,042      30,752,269       31,410,442
                                                       ================  =============  ================


          Supplemental Net Income (Loss) Per Common Share

          Supplemental net income (loss) per common share is presented for the year ended December 31, 1995. For the computation of supplemental net income (loss) per common share, the weighted average number of shares of Common Stock assumes (i) all Redeemable Convertible Preferred Stock had been converted to Common Stock on the date of its original issuance and (ii) the Convertible Subordinated Notes (which were converted upon the initial public offering on January 31, 1996) were converted on the date of issuance of (a) the $15,000,000 Convertible Subordinated Note (November 29, 1995) and (b) the $10,000,000 Convertible Subordinated Note (December 18, 1995). As the Company used proceeds from its initial public offering to retire a portion of the amount outstanding under a $40 million Credit Agreement, the weighted average number of shares also assumes the issuance of the number of shares necessary to retire the amount outstanding under such Credit Agreement as of the date of the borrowing (November 10, 1995).

                                   Continued

                             OMNIPOINT CORPORATION

                                                       Year ended
                                                      December 31,
                                                          1995
                                                 -----------------------


          Net income (loss)                          $      (37,770,425)
             Interest expense on portion of
                 credit agreement paid with initial
                 public offering proceeds                       209,135

             Interest expense on convertible
                 subordinated notes                             166,982
                                                     --------------------

          Net income (loss) available to common
                 shareholders                        $      (37,394,308)
                                                     ====================

          Net income (loss) per common share         $            (0.93)
                                                     ====================

          Supplemental weighted average number of
                 common shares outstanding                   40,083,556
                                                     ====================


          Cash and Cash Equivalents

          Cash and cash equivalents are stated at cost which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

          Inventory

          Inventory is recorded at the lower of cost or market on the basis of average cost. Inventory consists of raw materials and other items used in development of the Company's technology.

          Prepaid Expenses and Other Assets

          Included in prepaid expenses and other assets is an advance payment for pilot system equipment financed through the financing agreement. Upon receipt the pilot system equipment will be expensed and will be included in research and development expense in the consolidated statement of operations.

          Fixed Assets and Depreciation

          Fixed assets are recorded at cost. Major renewals and improvements are capitalized; repairs and maintenance are charged to expense. Depreciation is provided by use of the straight-line method over estimated useful lives of three to five years. Depreciation begins when the fixed asset is placed into service. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.


          Other Assets

          Included in other assets are costs incurred in the preparation of the Company's initial public offering. The offering costs, which were included in accounts payable and accrued expenses at December 31, 1995, were charged to additional paid-in capital upon completion of the offering on January 31, 1996.


                                   Continued

                             OMNIPOINT CORPORATION

          Licensing Costs, Deferred Financing Costs and Other Intangible Assets

          Licensing costs represent the license fees of $347,518,309 for the New York MTA License granted by the FCC in December 1994. Among other conditions, the New York MTA License requires that the Company construct a 30 MHz system in the New York MTA that offers coverage to at least one-third of the population of the New York MTA within five years of the license grant date and at least two-thirds of the population within 10 years. The New York MTA license also contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference Award was based. The condition expires upon the system providing coverage for one-third of the population of the New York MTA.

          The New York MTA license expires in December 2004; however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions, and accordingly the New York MTA License is being amortized from the date of grant, using the straight-line method over a period of 40 years. The Entrepreneurs' Band BTA licenses and any other licenses the Company purchases in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.

          Deferred financing costs include amounts paid related to obtaining proceeds under debt, credit facilities and financing agreements. These costs are amortized over the life of the related debt agreement, generally one to ten years.

          Other intangible assets include an asset recorded in connection with shares of the Company's Common Stock issued in exchange for a previously granted option to purchase from the Company shares of common stock of OCI (see Note 11). This asset is being amortized using the straight-line method over a 40 year period. Other intangible assets also includes costs incurred for the rights to certain information and technologies. These costs are being amortized over their estimated useful lives of 5 to 10 years.

          Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects, in addition to other economic factors.

          The Company is required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. As the Company continually evaluates the realizability of its long-lived assets, including intangibles, adoption of the statement is not anticipated to have a material effect on the Company's financial statements at the date of adoption.

          Common and Preferred Stock

          On December 27, 1995, the Board of Directors authorized, and on December 28, 1995, the stockholders approved, a 2.5-for-one stock split of the Common Stock, effected in the form of a stock dividend. All share and per share data have been restated in these financial statements for all periods presented to reflect this stock split.

          Effective on the closing of the initial public offering, the Company's Board of Directors authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue these shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

          Revenue Recognition

          Income from contracts is recognized on the percentage-of-completion basis. Percentage of completion is determined by relating the actual cost of work performed to date for each contract to its current estimated final cost. When current contract estimates indicate a loss, provision is made for the total anticipated loss. Revenue


                                   Continued

                             OMNIPOINT CORPORATION
          from license fees or equipment sales and related support services is recognized when hardware or software has been delivered, providing other obligations are no longer significant, customer acceptance is reasonably assured and collectibility is deemed probable.

          Research and Development

          Expenditures for research and development are charged to operations as incurred. Research and development expenses include costs for both new product development and ongoing efforts to improve existing technologies. Costs of internally developed software which qualify for capitalization are immaterial.

          Income Taxes

          Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, including the recognition of future tax benefits, such as net operating loss carryforwards to the extent that realization of such benefits are more likely than not.

          Accounting for Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal year 1996. The Company is evaluating the impact of this pronouncement but currently expects to elect the disclosure alternative. As a result, the adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.


  2. Related Party Transactions:
     --------------------------

     Employee notes receivable included a demand note of $158,315 as of December 31, 1993 due from an employee of the Company with a stated interest rate of 5%. In accordance with an agreement, the note receivable was forgiven on April 14, 1994 and recorded as compensation expense. During 1994 and 1995, two employees executed five-year promissory notes payable to the Company in the original principal amount of $250,000 and $75,000, respectively, with interest at the rate of 8.5% per year as consideration for the purchase of common stock. The annual payments due under these notes may be forgiven pursuant to a special bonus provision contained in the employment agreements. In accordance with this provision, $54,250 of the $250,000 note was forgiven during 1995 representing $50,000 principal and $4,250 of interest.

     On September 19, 1995, an employee executed a three-year promissory note payable to the Company in the original principal amount of $87,100, plus interest on the unpaid principal balance from time to time at the rate of 8.5%. The annual payment due under the note may be forgiven pursuant to a special bonus provision contained in an amendment to the employee's employment agreement.

     On October 1, 1995, an employee executed a five-year balloon promissory note payable to the Company in the original principal amount of $750,000, plus interest on the unpaid principal balance from time to time outstanding at the rate of 8% per year, as consideration for the purchase of 125,000 shares of restricted Common Stock at $6.00 per share. The payment due under the note may be forgiven pursuant to a special bonus provision contained in the employee's employment agreement.

     Interest earned under all employee notes was $2,259 and $29,579 for the years ended December 31, 1994 and 1995, respectively.

     Included in contract revenues is $300,000 for the year ended December 31, 1993 received from a customer that, in an unrelated transaction, became a stockholder in 1994.


                                   Continued

                             OMNIPOINT CORPORATION

  3. Prepaid Expenses and Other Assets:
     ---------------------------------

     Prepaid expenses and other assets consist of the following at December 31, 1994 and 1995:


                                                      December 31,
                                                  --------------------
                                                    1994       1995
                                                  --------  ----------

      Advance payment for pilot system equipment
       financed through financing agreement       $      -  $4,840,000
      Deposits                                     127,607      83,109
      Other                                         72,590     116,512
                                                  --------  ----------

                                                  $200,197  $5,039,621
                                                  ========  ==========

  4. Fixed Assets:
     ------------

     Fixed assets including equipment under capital leases consist of the following at December 31, 1994 and 1995:

                                                December 31,
                                         --------------------------
                                             1994          1995
                                         ------------  ------------

       Building                          $         -   $ 1,190,265
       Office equipment                      369,097       649,287
       Lab equipment                       2,490,811     3,692,584
       Network infrastructure equipment            -    12,634,467
       Furniture and fixtures                106,452       264,530
       Purchased software                    785,776     1,453,116
       Leasehold improvements                280,802     1,324,900
       Vehicles                                    -       214,324
                                         -----------   -----------

                                           4,032,938    21,423,473
       Less:  accumulated depreciation    (1,017,533)   (2,466,284)
                                         -----------   -----------

                                         $ 3,015,405   $18,957,189
                                         ===========   ===========

     Depreciation expense for the years ended December 31, 1993, 1994 and 1995 was $241,875, $628,747 and $1,448,751, respectively. Network infrastructure equipment consists of equipment which will not be placed into service until 1996. Accordingly, no depreciation has been recorded.


                                   Continued

                             OMNIPOINT CORPORATION

  5. Accrued Expenses:
     ----------------

     Accrued expenses consist of the following at December 31, 1994 and 1995:

                                                                           December 31,
                                                                      ----------------------
                                                                         1994        1995
                                                                      ----------  ----------

       Salaries and benefits                                          $  424,963  $  723,475
       Bonuses                                                                 -     350,000
       Relocation                                                        147,017     538,714
       Professional fees                                               1,181,574     464,466
       Dividends                                                               -   1,839,032
       Initial public offering costs                                           -     593,406
       Other                                                             342,710      83,626
                                                                      ----------  ----------

                                                                      $2,096,264  $4,592,719
                                                                      ==========  ==========


     Amounts accrued for dividends as of December 31, 1995 include $338,722 payable in 33,872 shares of Series B Preferred Stock and Series B and C dividends of $1,500,310 to be paid in cash.


  6. Redeemable Convertible Preferred Stock:
     --------------------------------------

     The Company authorized 3,000,000 shares of Redeemable Convertible Preferred Stock in 1991 and an additional 1,000,000 shares in 1993. The Company authorized an additional 1,750,000 shares of convertible stock in 1995. During 1991, the Company sold 666,667 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000. In August 1993, the Company sold 1,500,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") for $15,000,000. During 1995, the Company sold 1,866,338 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") resulting in gross proceeds of $27,995,070, including 666,667 shares issued in satisfaction of a $10,000,000 outstanding balance under a line of credit loan agreement (see Note 7). Issuance costs of the Series C Preferred Stock included a $600,000 brokerage commission, transaction fees of $559,861 to certain investors and $127,276 of other related issuance costs.

     Shares of Common Stock reserved for conversion of the Company's outstanding Series A, B and C Preferred Stock were 1,666,667, 7,550,000 and 4,665,842 at December 31, 1995, respectively.

     The Series A Preferred was convertible at any time into Common Stock of the Company at a conversion rate of one share of common stock for each share of Series A Preferred Stock, subject to adjustment in the event of any stock dividend, stock split or other recapitalization. The Company at its option could require each share of the Series A Preferred Stock to be converted into shares of common stock at any time on or after the closing of the sale of shares of common stock at an initial public offering meeting certain defined criteria. The holders of the Series A Preferred Stock were entitled to receive, when and only if declared by the Board of Directors, dividends in an amount per share equal to the per share amount to be declared for the common stock. No dividends were declared. Each holder of outstanding shares of the Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of common stock into which such shares were convertible at the time. Upon the closing of the initial public offering on January 31, 1996, the Series A Preferred Stock was converted into 1,666,667 shares of Common Stock.


                                   Continued

                             OMNIPOINT CORPORATION

     The holders of Series B Preferred Stock had the right to convert such stock at any such time into shares of Common Stock at a one for one conversion rate subject to, and automatically convert into Common Stock in the event of a public offering meeting certain defined criteria. The holders of the Series B Preferred Stock had the right to vote that number of shares equal to the number of shares of Common Stock issuable upon conversion. The Series B Preferred Stock accrued a cumulative dividend on a daily basis, whether declared or not, at the rate of 1.467% of the original purchase price per quarter, compounded quarterly on principal investment plus accrued dividends not paid in cash, payable on the last day of each quarter either in cash or original shares of Series B Preferred Stock and valued at the original purchase price. In the event of equity offerings or qualified fundraisings meeting certain criteria, the dividend rate would have been reduced to zero. Under an amendment to the Series B Stock Purchase Agreement, unpaid and previously undeclared cumulative dividends, through April 4, 1995 were paid by the issuance of 151,714 shares of Series B Preferred Stock. As of December 31, 1995, Series B accrued dividends were $728,197. Upon the closing of the initial public offering, the Series B Preferred Stock and certain accrued dividends were converted into 4,273,082 shares of Common Stock. Additionally, accrued dividends of $236,892 through such date were paid in cash.

     The holders of Series C Preferred Stock had the right to convert the Series C Preferred Stock at any time into shares of Common Stock at a one for one conversion rate, and could be required by the Company to be converted into Common Stock in the event of a public offering meeting certain defined criteria. The holders of the Series C Preferred Stock had the right to vote that number of shares equal to the number of shares of Common Stock issuable upon conversion. The Series C Preferred Stock accrued a cumulative dividend, whether declared or not, at the rate of 1.9427% per quarter, compounded quarterly on the stated value (plus cumulative dividends which were accrued but which were not paid). As of December 31, 1995, Series C accrued dividends of $1,110,835 were payable in cash. Upon the closing of the initial public offering, the Series C Preferred Stock was converted into 4,665,842 shares of Common Stock and accrued dividends of $1,299,326 through such date were paid in cash.



  7. Notes Payable and Financing Agreements:
     --------------------------------------

     On January 29, 1993, the Company received $3,000,000 from an investor in exchange for a $3,000,000 face value convertible subordinated note and warrants to purchase 972,223 shares of common stock. The convertible subordinated note accrued interest at one percent over prime and principal and interest were payable on January 29, 1994. Interest expense accrued for the period from January 29, 1993 through December 31, 1993 was $199,698 at an interest rate of 7%. On January 29, 1994, the $3,000,000 face value convertible subordinated note plus accrued interest of $217,493 was converted into 382,307 shares of common stock of the Company at approximately $8.40 per share.

     On January 31, 1995, the Company entered into a $10,000,000 Line of Credit Loan Agreement with the holder of the Series B Preferred Stock of the Company, bearing interest at 12%. On March 10, 1995 and April 4, 1995, the Company was advanced $3,000,000 and $7,000,000 under the line, respectively. The Company's shares of OCI stock were pledged as collateral for the Line of Credit. The Line of Credit expired upon the closing of the Series C Preferred Stock equity financing on June 29, 1995. The Company issued warrants to purchase 50,000 shares of common stock at $.004 per share at the initial closing, and issued additional warrants to purchase 179,168 shares of Common Stock at $6.00 per share, which expire on March 10, 2002. In connection with the warrants, the Company recorded interest expense and an increase to additional paid-in capital of $299,800 in 1995.

     On June 29, 1995, the $10,000,000 outstanding balance under the Line of Credit expired, and was exchanged for 666,667 shares of Series C Convertible Preferred Stock.


                                   Continued

                             OMNIPOINT CORPORATION

     Northern Telecom Financing Agreement

     On July 21, 1995 OCI entered into a $382,500,000 credit facility (the "Financing Agreement") with Northern Telecom to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses.

     A portion of the financing agreement, which may be used for working capital purposes including interest payments on the amounts outstanding on the financing agreement, matures June 30, 1997. Any amounts repaid can be subsequently borrowed for other purposes allowed under the financing agreement. The principal amount on the other portions of the financing agreement are payable in twenty consecutive quarterly installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the unpaid principal balance on all loans payable quarterly in arrears at varying interest rates at a base or LIBOR rate at the Company's election. On each interest payment date which occurs prior to June 30, 1997, unless otherwise paid by the Company, all accrued and payable interest on the outstanding balance of the facility will be paid in kind by increasing the principal balance under a portion of the financing agreement, provided that no default or event of default has occurred and is continuing.

     The Company, at its election, can prepay the outstanding amount of loans at any time without penalty or premium.

     The financing agreement is collateralized by a pledge of stock of OCI owned by a wholly-owned subsidiary of the Company and by substantially all of OCI's assets. Under the terms of the financing agreement, the Company is subject to certain financial and operational covenants including restrictions on the payment of dividends by OCI, restrictions on additional indebtedness and financial maintenance obligations. Additionally, the financing agreement provides that, among other things, the failure to pay when due amounts owed to the FCC shall constitute an event of default. As of December 31, 1995, OCI had a outstanding balance (principal and payment in kind interest) of $19,478,778. Of this outstanding balance, $2,599,536 is due June 30, 1997, with the remaining balance due in consecutive installments beginning March 31, 2000.

     Credit Agreement

     On November 21, 1995, the Company, through its subsidiary Omnipoint PCS Entrepreneurs, Inc. ("OPCSE"), signed a credit agreement and a term note with a bank in the original principal amount of $40,000,000. This note was used to fund the deposit with the Federal Communication Commission in connection with the C Block Auction.

     Interest periods on the term note ranged from one to fourteen days with interest rates set by the bank based on wholesale money market rates available to the bank which at December 31, 1995 was 6.375%. The agreement and term note was collateralized by all assets of OPCSE. Interest accrued as of December 31, 1995 was $58,172. The Company's outstanding balance at December 31, 1995 was $36,500,000. Subsequent to year end, the Company repaid the outstanding balance with the proceeds from the convertible subordinated and senior notes and initial public offering proceeds.

     Senior Notes

     On November 22, 1995, the Company issued to two institutional investors both warrants to purchase an aggregate of 625,000 shares of Common Stock at $.004 per share and two five year term Senior Notes in the aggregate principal amount of $25,000,000. The Senior Notes contain sinking fund provisions requiring the Company to redeem in the aggregate $5,000,000 in principal amount at the third and fourth anniversary dates of the date of issuance. The Company is subject to certain restrictions and requirements regarding the issuance of indebtedness senior or pari passu to the Senior Notes. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. In the event that the employment of a senior officer of the Company is terminated prior to June 30, 1998, the Company must either pay the Senior Notes in full or pay a one time fee in an amount equal to 5% of the then outstanding principal of the Senior Notes. The Company may prepay the Senior Notes at any time. Interest is payable at 6% for the period November 22, 1995 to November 22, 1996,


                                   Continued

                             OMNIPOINT CORPORATION
     and thereafter is payable at 12% semiannually for the period from November 22, 1996 to November 22, 2000. Interest accrued as of December 31, 1995 was $162,500. Associated with the valuation of the warrants, the Company recorded a debt discount and increase in additional paid-in capital of $8,747,500. The discount will be amortized over the five years life of the notes and resulted in $232,739 of amortization included in interest expense at December 31, 1995.

     10% Convertible Subordinated Notes

     On November 29, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $15,000,000, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $10,000,000, together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. These notes are together known as the "Convertible Subordinated Notes". The Convertible Subordinated Notes have a stated interest rate of 10%, payable semiannually on March 31 and September 30, commencing on March 31, 1996. Interest accrued as of December 31, 1995 was $166,982. The Convertible Subordinated Notes were converted upon the closing of the initial public offering into an aggregate of 1,562,500 shares of Common Stock at $16.00 per share. Associated with the valuation of the warrants, the Company recorded a debt discount and an increase in additional paid-in capital of $8,747,500.

     The Company paid $1,000,000 for investment banking services rendered in connection with the issuance of the Senior Notes and $15,000,000 of the Convertible Subordinated Notes. The unamortized amounts are included in deferred financing costs and other intangible assets.

     Total interest expense associated with the notes payable and financing agreements as of December 31, 1995 was $1,931,693.


  8. New York MTA License Obligation:
     -------------------------------

     In December 1993, OCI was awarded a final Pioneer's Preference for a license that required no payment from OCI. Subsequent legislation mandated a methodology for charging for the New York MTA License. In accordance with terms defined in that legislation, OCI is obligated to pay a license fee to the FCC for the New York MTA License awarded in December 1994. The license fee was derived from 85% of the average per population price (based on the 1990 population) paid by the winning MTA auction bidders of the top 23 MTAs excluding the three MTA areas awarded by Pioneer's Preference. This derived number of $13.158 is multiplied by the 1990 New York MTA population of 26,411,597 to arrive at the total obligation of $347,518,309.

     Prior to December 31, 1995, the FCC had not implemented the exact terms for principal and interest payments on the New York MTA License. The initial terms generally allowed for installment payments over the first five years of the New York MTA License with interest-only for at least the first two years. Since payments did not begin until after the New York MTA License and Pioneer's Preference orders were no longer subject to judicial review, the FCC had not yet determined the interest rate to be charged, the timing and nature of the installment payments, and related issues. Therefore, OCI estimated and accrued interest at the prime rate (8.5% at December 31, 1994 and 1995) from the date the New York MTA license obligation was awarded, and had recorded as of December 31, 1995 accrued interest on the New York MTA license of $33,547,639.

     On March 8, 1996, the Federal Communications Commission adopted an Order which specifies the license payment terms, such as the interest rate and timetable for payment of the principal obligations for recipients of the Pioneer's Preference license. The Order provides for the Pioneers to make their payments in installments over five years. Based on this Order, the payments will be interest only for the first two years and the unpaid principal balance and interest will be paid over the remaining three years. The FCC adopted an interest rate of 7.75%.


                                   Continued

                             OMNIPOINT CORPORATION

     Payments commence 30 days from the Order date or April 8, 1996, and thereafter will be due on the last day of each financial quarter over the next five years. The five year payment period will run and interest will accrue from the adoption date of March 8, 1996.

     Based on the Order, the Company has revised its estimate and accrual of interest. Pursuant to Accounting Principles Board Opinion No. 20, "Accounting Changes," this change in accounting estimate was recorded in the Company's financial statements during December 1995, resulting in a decrease in 1995 interest expense of $33,547,639. Had this adjustment not been made, the historical net loss and loss per common share for the year ended December 31, 1995 would have been $(74,674,236) and $(2.37), respectively after giving effect of the dividends on Redeemable Convertible Preferred Stock.

     In addition, the license is conditioned upon the full and timely performance of payment obligations under the Company's installment plan. If the Company is more than ninety days delinquent in any payment, it will be deemed to be in default.


  9. Agreements with Northern Telecom:
     --------------------------------

     Northern Telecom and the Company have signed a series of OEM equipment and supply agreements, as well as a vendor financing agreement (see Note 7). Northern Telecom will make varying payments as it purchases core electronics (primarily radio and digital cards for base stations) and software from the Company. Northern Telecom made an initial $3,000,000 license payment in 1994 (part of up to $12,000,000 in license and OEM fees to be paid to the Company under certain circumstances) and may make additional royalty payments based on shipments of the Company's products. Northern Telecom will then sell Omnipoint/Northern Telecom integrated systems to PCS operators, including the Company. The Company's purchases to build out the New York network will be financed by Northern Telecom under a financing agreement. The Company has agreed to make certain product upgrades and warranties available to Northern Telecom's customers. No equipment, hardware or software sales were made to Northern Telecom under OEM Agreement during 1994 or 1995.

     During 1994, the Company entered into an agreement to purchase $100,000,000 of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of OCI's purchase obligation are met and OCI fails to purchase $100,000,000 of equipment and services, it may have to pay a penalty of 10% of the unmet portion of the $100,000,000, which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100,000,000 to $250,000,000. The Company has purchased approximately $19,000,000 under this purchase commitment as of December 31, 1995.

     Manufacturing License Agreement

     On February 28, 1995, the Company entered into an agreement (the "Manufacturing License Agreement") with Northern Telecom in conjunction with the OEM Supply Agreement. Under the terms of the Manufacturing License Agreement, the Company will give Northern Telecom an option to receive the non-exclusive worldwide right to use, modify, manufacture, or have manufactured all of the products supplied by the Company under the OEM Supply Agreement, subject to certain terms and restrictions. This option can be exercised if: 1) there is a breach of the OEM Supply Agreement by the Company, 2) a termination of supply of licensed product under the OEM Supply Agreement by the Company, or 3) mutual agreement to terminate the OEM Supply Agreement by the Company and Northern Telecom. Additionally, if Northern Telecom meets certain purchasing thresholds from the Company, Northern Telecom may also elect to exercise this option. If the option is exercised under this circumstance, Northern Telecom has agreed to pay the Company a one-time license fee. In addition, in all cases, certain royalties on the products licensed are to be paid. The Manufacturing License Agreement has an initial


                                   Continued

                             OMNIPOINT CORPORATION
     five-year term unless terminated earlier in accordance with terms and conditions specified in the agreement. The agreement may extend for additional one-year terms.

     Collaborative Development Agreement

     On March 4, 1995, the Company entered into a five-year agreement (the "Collaborative Development Agreement") with Northern Telecom to collaborate with Northern Telecom on their mutual planning and development activities for PCS products. Under the terms of the Collaborative Development Agreement, Northern Telecom and the Company have agreed to commit resources to joint projects. The Collaborative Development Agreement may be renewed for successive one-year periods, and is subject to earlier termination by mutual agreement of the parties or by either party upon written notice to the other party thirty days prior to the end of the initial term or a renewal term.

 10. Commitments and Contingencies:
     ---------------------------------------------------

     Commitments

     The Company has entered into various leases for its office, facilities and for equipment used in the development of its products. The leases are typically three to five years in length and payable monthly. The Company also has acquired the rights to approximately 4,500 sites in the New York MTA as possible locations for cell sites. Future minimum rentals under these noncancelable operating and capital leases as of December 31, 1995 are as follows:

                                            Operating Leases      Capital Leases
                                            ----------------      --------------
      1996                                   $  906,793             $191,102
      1997                                      760,476               88,649
      1998                                      276,984               13,130
      1999                                      280,421                    -
      2000                                      216,563                    -
                                             ----------             --------

                                             $2,441,237              292,881
                                             ==========

      Less amount representing interest                               43,439
                                                                  ----------

      Present value of minimum lease payments                        249,442

      Less current portion                                           170,885
                                                                  ----------

      Long-term portion of capital lease obligations              $   78,557
                                                                  ==========


     Total rental expense for the years ended December 31, 1993, 1994, and 1995 was $201,670, $398,978, and $957,167, respectively. Capital leases in the amount of $551,139 and $591,191, net of $116,068 and $234,867 accumulated depreciation, respectively, are included in fixed assets at December 31, 1994 and 1995.

     On December 12, 1995, the Company and Hansol Paper Co., Ltd. ("Hansol") and its telecom affiliates entered into a strategic alliance for the promotion of the Omnipoint System in the Republic of Korea and other parts of Asia, and the grant of a license to Hansol to manufacture Omnipoint System handsets. The agreement provides that Omnipoint will enter into a purchase order, subject to certain preconditions, including competitive pricing, to acquire from Hansol handsets for sale to subscribers in areas covered by licenses, if any, purchased by the Company in the Entrepreneurs' Band auction.


                                   Continued

                             OMNIPOINT CORPORATION

       Litigation

       The Company is not currently aware of any pending or threatened litigation that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.


 11. Stock Options and Warrants:
     --------------------------

     During 1991, the Company granted a warrant to purchase 915,000 shares of common stock at an exercise price of $.008 per share, a price below market value, exercisable for a period of 10 years in exchange for investment banking services over five years. In connection with the warrants, the Company recorded a charge to operations and an increase to paid-in-capital of $816,180 in 1991. The Company also issued a warrant to purchase 750,000 shares of Common Stock originally exercisable for a period of five years from the date of issuance. The warrants are exercisable for a price of $1.00 per share for the first 250,000 shares exercised, $1.10 per share for the next 250,000 shares exercised and $1.20 per share for the remaining 250,000 shares exercised. Subsequent to December 31, 1994, the Company and the warrant holder agreed that the warrant holder could loan to the Company an amount equal to the aggregate exercise price of the warrant on or before the original expiration date. In such event the expiration date of the warrant would be extended for an additional five years.

     In connection with the Senior Notes and Convertible Subordinated Notes issued during 1995, the Company granted to the holders of the notes warrants to purchase 1,250,000 shares of common stock at an exercise price of $.004 per share, a price below market value, exercisable for a period of five years from the date of issuance. In connection with the warrants, the Company recorded a discount on the notes and an increase to paid-in capital of $17,497,500.

     The 1990 stock option plan authorizes the grant of options exercisable for a maximum of 6,250,000 of Common Stock to key employees, consultants, officers and directors of the Company. Options under the plan expire 10 years from the date of the grant for incentive stock options and 10 years plus 30 days for nonstatutory options. Prior to the approval of the 1990 stock option plan, the Company granted a total of 890,000 nonstatutory stock options at an exercise price below the fair value of the stock. The Company recorded $91,024 of compensation expense in 1993 associated with these options. During 1995, the Company granted 5,044 additional stock options at an exercise price below the fair value of the stock. The Company recorded $24,255 of compensation expense during 1995 associated with these options.

     In June 1994, an unrelated party acquired 1,125,000 shares of Common Stock of the Company in exchange for an option held by such unrelated party an option to purchase a 9.85% interest in OCI. The estimated fair value of the Common Stock of $4,500,000 at the time of the exercise of the option has been recorded as an additional investment in the subsidiary, with a corresponding intangible asset. Also in June 1994, an unrelated party exercised its option to purchase 549 shares (4.42%) of Omnipoint's stock in OCI for $3,193,600 resulting in a gain of the same amount. The Company issued the options in 1992 to other Pioneer's Preference applicants who were ultimately unsuccessful in obtaining a preference award.







                                   Continued

                             OMNIPOINT CORPORATION

     Information regarding the Company's stock option plan and warrants are summarized below:


                                                 Incentive Stock               Nonstatutory Stock
                                                   Option Plan                    Option Plan                   Warrants
                                       -----------------------------------  ----------------------------  -------------------------
                                          Number of            Price         Number of        Price       Number of       Price
                                            Shares           Per Share         Shares       Per Share       Shares      Per Share
                                       ----------------  ------------------  ----------  ---------------  ----------  --------------
    Outstanding at December 31, 1992           462,483       $   0.44-$0.90  2,407,741   $   0.008-$0.90  1,665,000   $  0.008-$1.20
                                             ---------       --------------  ---------   ---------------  ---------   --------------
    Granted during 1993                        107,633                 4.00     55,000              4.00    972,223             7.20

    Expired during 1993                        (29,430)                0.90    (17,778)             0.90   (972,223)            7.20

    Exercised during 1993                      (13,343)                0.90          -                 -          -                -
                                             ---------       --------------  ---------   ---------------  ---------   --------------
    Outstanding at December 31, 1993           527,343           0.44- 4.00  2,444,963       0.008- 4.00  1,665,000       0.008-1.20
                                             ---------       --------------  ---------   ---------------  ---------   --------------
    Exercisable at December 31, 1993           272,650            0.44-0.90  2,165,888        0.008-0.90  1,665,000       0.008-1.20
                                             ---------       --------------  ---------   ---------------  ---------   --------------
    Granted during 1994                        243,458                10.00     86,668             10.00          -                -

    Expired during 1994                           (285)                0.90     (1,110)             0.90          -                -

    Exercised during 1994                      (16,828)           0.44-0.90    (40,733)       0.008-0.90          -                -
                                             ---------       --------------  ---------   ---------------  ---------   --------------

    Outstanding at  December 31, 1994          753,688          0.44- 10.00  2,489,788       0.008-10.00  1,665,000       0.008-1.20
                                             ---------       --------------  ---------   ---------------  ---------   --------------

    Exercisable at December 31, 1994           377,815            0.44-4.00  2,304,198        0.008-4.00  1,665,000       0.008-1.20
                                             ---------       --------------  ---------   ---------------  ---------   --------------

    Granted during 1995                        389,611         6.00 - 14.00  1,058,565     0.004 - 24.00  1,479,168     0.004 - 6.00

    Expired during 1995                        (12,962)        0.90 - 10.00          -                 -          -                -

    Exercised during 1995                      (83,992)         0.90 - 4.00          -                 -          -                -
                                             ---------       --------------  ---------   ---------------  ---------   --------------

    Outstanding at December 31, 1995         1,046,345       $0.90 - $14.00  3,548,353   $0.004 - $24.00  3,144,168   $0.004 - $6.00
                                             =========       ==============  =========   ===============  =========   ==============

    Exercisable at December  31, 1995          390,491       $0.44 - $14.00  2,423,133   $0.004 - $24.00  3,144,168   $0.004 - $6.00
                                             =========       ==============  =========   ===============  =========   ==============


     At December 31, 1995, 7,140,000 shares of Common Stock are reserved for the exercise of stock options, and 3,144,168 shares are reserved for the exercise of warrants.

     In July 1995, the Board of Directors repriced the Stock Options granted at $10.00 per share to $6.00 per share to reflect the adjusted fair value of the Common Stock.


 12. Income Taxes:
     ------------

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $64,200,000 to be used to offset future taxable income; these carryforwards expire during the years through 2010, subject to certain limitations. Under the Tax Reform Act of 1986, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Due to the losses, the Company has not recorded income tax expense.


                                   Continued

                             OMNIPOINT CORPORATION

     Deferred tax assets and liabilities are comprised of the following:

                                                            December 31,
                                                   --------------------------
                                                        1994           1995
                                                        ----           ----

      Deferred tax assets:
       Inventory                                   $   112,000   $    244,000
       Compensation related                                  -        361,000
       Deferred revenue                                      -      1,720,000
       Other                                                 -        144,000
       Net operating loss carryforwards              7,585,000     25,680,000
       Valuation allowance                          (7,056,000)   (21,611,000)

     Deferred tax liabilities:
       FCC license                                    (601,000)    (6,393,000)
       Fixed assets                                    (40,000)      (145,000)
                                                   -----------   ------------

       Net deferred tax assets                               -              -
                                                   ===========   ============

     Due to the uncertainty surrounding the realization of the favorable tax attributes on future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.


 13. Major Customers:
     ---------------

     In 1993, three customers each accounted for approximately 53%, 19% and 18% of total revenues. In fiscal year 1994, one customer accounted for 100% of total revenues. The customers included in these percentages vary from period to period.


 14. Fair Value of Financial Instruments:
     -----------------------------------

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.





                                   Continued

                             OMNIPOINT CORPORATION

                                                    December 31, 1994                   December 31, 1995
                                            ---------------------------------   ---------------------------------
                                               Carrying          Estimated         Carrying          Estimated
                                                Amount           Fair Value         Amount          Fair Value
                                            --------------     --------------   --------------   -----------------
                                                                (Unaudited)                        (Unaudited)

    Credit Agreement                        $            -     $            -   $   36,500,000   $      36,500,000
    Convertible Subordinated Notes                       -                  -       16,250,000          25,000,000
    Loan payable under financing agreement               -                  -       19,478,778          19,478,778
    Senior Notes                                         -                  -       16,485,199          25,000,000
    New York MTA License Obligation            347,518,309        347,518,309      347,518,309         347,518,309


     Cash and Cash Equivalents, Prepaid Expenses and Other Assets, Accounts Payable and Accrued Expenses

     The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term and Short-Term Debt

     The fair value of these securities are estimated based on recent transactions. The value of these transactions are based on interest rates that are available to the Company for issuance of debt with similar terms and maturities because there are no public market quotes available for these securities.

     New York MTA License Obligation

     The fair value of this obligation on the prevailing terms the United States Government offers other Pioneer Preference license holders. The terms and conditions for this obligation are set by the Federal Communications Commission based on authority granted by the Congress of the United States of America.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.


                                   Continued

                             OMNIPOINT CORPORATION

 15. Supplemental Cash Flow Information:
     ----------------------------------

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                  1993                     1994                   1995
                                                                  ----                     ----                   ----

       Non cash investing and financing activities:
         Liability incurred for acquisition of the
           license                                            $           -           $      347,518,309      $           -
         Capital lease obligations incurred and notes
           payable issued in exchange for fixed
           assets                                                   278,343                      233,109             88,110
         Common stock issued upon conversion  of
            subordinated note                                             -                    3,217,493                  -
         Common stock issued in exchange for an option
            held by a third-party to purchase shares
            of subsidiary                                                 -                    4,500,000                  -
         Common stock issued in exchange for employee
            notes receivable                                              -                      250,000            825,000
         Issuance of Series B preferred stock in payment
            of Seried B dividend                                          -                            -          1,517,140
         Issuance of Series C preferred stock in exchange for
            amounts due under line of credit                              -                            -         10,000,000
         Dividends accrued on Series B and Series C
            preferred stock                                               -                            -          1,839,032
         Proceeds from financing agreement used to
            pay origination fee                                           -                            -          7,500,000
         Common stock issued in exchange for services                     -                            -             58,540
         Fixed assets financed by the financing agreement                 -                            -         13,311,582
         Advance payment of pilot system equipment
            financed through financing agreement                          -                            -          4,840,000
         Pilot system equipment funded by financing
            agreement                                                     -                            -          1,053,288
         Issuance of options as from advanced
            compensation                                                  -                            -            112,391


                                   Continued

                             OMNIPOINT CORPORATION

 16. Industry Segment Information:
     ----------------------------


                                                        1995
                                     -------------------------------------------
                                       Equipment       Service
                                       Division       Division         Total
                                     -------------  -------------  -------------

   Revenues                          $          -   $          -   $          -
   Income (loss) from operations      (23,838,532)   (14,163,019)   (38,001,551)
   Identifiable assets                108,683,957    366,306,140    474,990,097
   Deprecation and amortization         1,899,265      9,138,188     11,037,453
   Interest income (expense), net          56,028        175,098        231,126


                                                        1994
                                     ------------------------------------------
                                       Equipment       Service
                                       Division       Division         Total
                                     ------------   ------------   ------------

   Revenues                          $  3,000,000   $          -   $  3,000,000
   Income (loss) from operations        3,216,580    (14,649,495)   (11,432,915)
   Identifiable assets                 13,809,636    347,135,904    360,945,540
   Deprecation and amortization           687,630        437,507      1,125,137
   Interest income (expense), net         300,975     (1,456,721)    (1,155,746)


                                                        1993
                                     ------------------------------------------
                                       Equipment       Service
                                       Division       Division         Total
                                     ------------   ------------   ------------

   Revenues                          $  1,617,759   $          -   $  1,617,759
   Income (loss) from operations        3,589,077     (9,783,724)    (6,194,647)
   Identifiable assets                 14,464,835              -     14,464,835
   Deprecation and amortization           245,234              -        245,234
   Interest income (expense), net         (32,015)             -        (32,015)





                                   Continued

                             OMNIPOINT CORPORATION

 17. Quarterly Financial Information (Unaudited):
     -------------------------------------------
     The following table provides quarterly data for the fiscal year ended December 31, 1995 and 1994.

                                                                              1995
                                                         ----------------------------------------------
                                                      March 31      June 30     September 30   December 31
                                                      --------      -------     ------------   ------------
  Revenues                                          $        -   $         -     $         -    $         -
  Operating expenses:
   Research and development                           2,317,574     2,859,534      3,643,362      5,524,283
   Sales, general, and                                1,784,593     2,639,043      3,648,651      4,547,058
    administrative
   Depreciation and amortization                      2,690,199     2,690,198      2,907,317      2,749,739
                                                   ------------  ------------   ------------   ------------

   Total operating expenses                           6,792,366     8,188,775     10,199,330     12,821,080
                                                   ------------  ------------   ------------   ------------

   Loss from operations                              (6,792,366)   (8,188,775)   (10,199,330)   (12,821,080)

  Other income (expense):
   Interest income                                       50,544       102,103        400,379        196,066
   Interest expense (Note 8)                         (7,981,974)   (8,353,002)    (8,269,927)    24,086,937
                                                   ------------  ------------   ------------   ------------

   Net income (loss)                               $(14,723,796) $(16,439,674)  $(18,068,878)  $ 11,461,923
                                                   ============  ============   ============   ============

  Net income (loss) per common share                     $(0.47)       $(0.52)        $(0.58)          $.36
                                                   ============  ============   ============   ============

  Weighted average number of common
   shares outstanding                                31,344,821    31,869,950     31,396,645     31,529,298
                                                   ============  ============   ============   ============

                                                                             1994
                                                         -----------------------------------------------


  Revenues                                         $          -   $         -   $  3,000,000   $          -
  Operating expenses:
   Research and development                           1,102,275     1,574,744      1,951,692      2,389,627
   Sales, general, and                                  989,916     1,297,766      1,714,778      2,286,980
    administrative
   Depreciation and                                      93,703       115,698        182,791        732,945
    amortization                                   ------------  ------------   ------------   ------------

   Total operating expenses                           2,185,894     2,988,208      3,849,261      5,409,552
                                                   ------------  ------------   ------------   ------------

  Loss from operations                               (2,185,894)   (2,988,208)      (849,261)    (5,409,552)

  Other income (expense):
   Interest income                                       94,170        83,949         95,236         89,600
   Interest expense                                     (25,712)      (10,172)       (10,813)    (1,472,004)
   Miscellaneous income                                       -        65,000              -              -
   Gain on sale of subsidiary stock                           -     3,193,600              -              -
                                                   ------------  ------------   ------------   ------------

       Net income (loss)                           $ (2,117,436) $    344,169   $   (764,838)  $ (6,791,956)
                                                   ============  ============   ============   ============

  Net income (loss) per common share                     $(0.07)        $0.01         $(0.02)        $(0.22)
                                                   ============  ============   ============   ============

  Weighted average number of common
   shares outstanding                                29,968,569    30,487,584     31,266,311     31,274,146
                                                   ============  ============   ============   ============


                       REPORT OF INDEPENDENT ACCOUNTANTS


In connection with our audits of the consolidated financial statements of Omnipoint Corporation and its Subsidiaries as of December 31, 1994 and 1995, and for each of the three years in the period ended December 31, 1995, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.



                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 15, 1996

                                                                      SCHEDULE I


                             OMNIPOINT CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             for the years ended December 31, 1993, 1994, and 1995

                                                  Additions
                                     Balance at   Charged to   Deductions   Balance at
                                     Beginning    Costs and       from        End of
                                     of Period     Expenses     Reserves      Period
                                     ----------   ----------   ----------   ----------
Period ended December 31, 1993:
  Reserve for doubtful accounts       $369,946         -            -        $369,946

Period ended December 31, 1994:
  Reserve for doubtful accounts        369,946         -         369,946         -

Period ended December 31, 1995:
  Reserve for doubtful accounts           -            -            -            -

                             OMNIPOINT CORPORATION

                               ________________

                                   FORM 10-K

                               ________________

                                 EXHIBIT INDEX


EXHIBIT    DESCRIPTION                                  SEQUENTIAL PAGE NO.
- -------    -----------                                  -------------------


 3.1     Amended and Restated Certificate of
          Incorporation of the Registrant.
 3.6*    Amended and Restated Bylaws of the Registrant.
 4.2     See Exhibit 3.1.
10.1*    Registrant's Amended and Restated 1990 Stock
          Option Plan.
10.2*    Form of Incentive Stock Option Agreement under
          Registrant's 1990 Stock Option Plan.
10.3*    Form of Stock Option Agreement under Registrant's
          1990 Stock Option Plan for non-qualified options.
10.4*    Form of Stock Option Agreement outside scope of
          Registrant's 1990 Stock Option Plan for
          non-qualified options.
10.5*    Warrant Certificate, dated August 2, 1991, by
          and between the Registrant and Allen &
          Company Incorporated.
10.6*    Warrant Certificate, dated August 2, 1991, by
          and between the Registrant and Allen &
          Company Incorporated.
10.7*    Letter agreement, dated June 29, 1995, by and
          between the Registrant and Allen & Company
          Incorporated (relating to Exhibit 10.6).
10.8*    Common Stock Purchase Warrant issued March 10,
          1995, granted to Madison Dearborn Capital
          Partners, L.P.
10.9*    Common Stock Purchase Warrant issued March 10,
          1995, granted to Madison Dearborn Capital
          Partners, L.P.
10.10*   Proprietary Information, Development and
          Non-Compete Agreement dated December 6, 1990,
          by and between the Registrant and Douglas G.
          Smith.
10.11*   Employment Agreement, effective October 1, 1995,
          by and between the Registrant, Omnipoint
          Communications Inc. and George F. Schmitt.
10.12*   Promissory Note, dated October 1, 1995, by
          George F. Schmitt.
10.13*   Stock Restriction Agreement, dated October 1,
          1995, by and between the Registrant and
          George F. Schmitt.
10.14*   Employment Agreement, dated April 17, 1995,
          by and between the Registrant and Bradley E.
          Sparks.
10.15*   Promissory Note, dated April 17, 1995, by
          Bradley E. Sparks.
10.16*   Stock Restriction Agreement, dated April 17,
          1995, by and between the Registrant and
          Bradley E. Sparks.
10.17*   Employment Agreement, dated December 5, 1994,
          by and between the Registrant and Randall Meals.
10.18*   Promissory Note, dated December 5, 1994,
          by Randall Meals.
10.19*   Promissory Note, dated September 19, 1995, by
          Randall Meals.
10.20*   Stock Restriction Agreement, dated December 5,
          1995, by and between the

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

10.67*     Lease Agreement, dated October 15, 1995, by and between the
             Registrant and Baetis Properties, Inc.
11.1       Statement of computation of loss per share.
22.1*      Subsidiaries of the Registrant.
24.1       Consent of Coopers & Lybrand L.L.P.
25.1       Power of Attorney (included in signature pages).

27         Financial Data Schedule
___________________________

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.

___________________________