Form 10-Q/A
period 1996-03-31
OMNIPOINT CORP \DE\
filed 1996-06-27
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------    -------------

                       COMMISSION FILE NUMBER:  0-27442

                             OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)

        DELAWARE                                          04-2969720
(State or other jurisdiction of                         (IRS employer
incorporation or organization)                        identification No.)

2000 NORTH 14TH STREET, SUITE 550                            22201
        ARLINGTON, VA                                      (Zip Code)
(Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 522-7778

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                 Name of Each Exchange
Title of Each Class:                              on which Registered:
- --------------------                              ---------------------
COMMON STOCK, PAR VALUE                           NASDAQ NATIONAL MARKET
    $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,769,718 shares of common
                                                     ---------------------------
stock were outstanding as of June 15, 1996.
- -------------------------------------------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Note 1)

                             OMNIPOINT CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                            March 31, 1996   December 31,
                                                                              (unaudited)        1995
                                                                            --------------   ------------
         ASSETS

Current assets:
 Cash and cash equivalents................................................    $127,222,563   $ 57,784,381
 Prepaid expenses and other assets (Note 3)...............................       5,299,577      5,039,621
 Inventory................................................................       1,611,251      1,309,632
                                                                              ------------   ------------
    Total current assets..................................................     134,133,391     64,133,634

Fixed assets, net (Note 4)................................................      21,212,764     18,957,189
FCC deposit...............................................................      40,000,000     40,000,000
Other assets..............................................................              --        878,896
Licensing costs, net of accumulated amortization of $11,288,394 and $9,116,405 as of March 31, 1996 and December 31, 1995,
     respectively.........................................................     336,229,915    338,401,904
Deferred financing costs and other intangible assets, net of accumulated amortization of $1,276,616 and $987,470
     as of March 31, 1996 and December 31, 1995, respectively.............      12,329,327     12,618,474
                                                                              ------------   ------------
       Total assets.......................................................    $543,905,397   $474,990,097
                                                                              ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable.........................................................      15,192,574     15,610,528
 Accrued expenses (Note 5)................................................       2,444,154      4,592,719
 Accrued interest payable.................................................       2,444,627        387,654
 Capital lease obligations - current portion..............................         146,345        181,741
 Credit agreement.........................................................              --     36,500,000
 Convertible Subordinated Notes...........................................              --     16,250,000
 Deferred revenue.........................................................       4,300,000      4,300,000
                                                                              ------------   ------------
    Total current liabilities.............................................      24,527,700     77,822,642

Capital lease obligations - long term portion.............................          92,076        105,736
Loan payable under financing agreement....................................      22,019,058     19,478,778
Senior notes..............................................................      17,022,109     16,485,199
New York MTA license obligation (Note 6)..................................     347,518,309    347,518,309

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock, $.01 par value, 5,750,000 shares authorized at December 31, 1995:
 Series A; 666,667 shares issued and outstanding at December 31, 1995
      (at liquidation preference).........................................              --      1,500,000
 Series B; cumulative preferred stock; 1,651,714 shares issued and outstanding at December 31, 1995 (liquidation preference
      of $17,243,689 at December 31, 1995), net of issuance costs.........              --     15,919,529
 Series C; cumulative preferred stock; 1,866,338 shares issued and outstanding at December 31, 1995 (liquidation preference
      of $29,105,916 at December 31, 1995), net of issuance costs.........              --     26,707,933


                                   Continued


Stockholders' equity (deficit):
 Common stock, par value, $.01 per share;
   75,000,000 shares authorized; 24,658,618 shares issued and outstanding at December 31, 1995 and 45,009,039 shares issued
   and outstanding at March 31, 1996......................................         450,090        246,586
 Additional paid-in capital...............................................     209,199,909     29,860,440
 Accumulated deficit......................................................     (75,401,122)   (59,498,572)
 Unearned compensation....................................................        (352,324)       (23,220)
 Notes receivable.........................................................      (1,170,408)    (1,133,263)
                                                                              ------------   ------------
       Total stockholders' equity (deficit)...............................     132,726,145    (30,548,029)
                                                                              ------------   ------------
        Total liabilities and stockholders' equity........................    $543,905,397   $474,990,097
                                                                              ============   ============

                 See notes to consolidated financial statements

                                   Continued

                           OMNIPOINT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                               Three Months Ended March 31,
                                                                   1996            1995
                                                              -------------   -------------
Revenues                                                      $          --   $          --

Operations expenses:
 Research and development...................................      4,758,931       2,317,574
 Sales, general, and administrative.........................      5,171,746       1,784,593
 Depreciation and amortization..............................      3,500,971       2,690,199
                                                               ------------    ------------
  Total operating expenses..................................     13,431,648       6,792,366

  Loss from operations......................................    (13,431,648)     (6,792,366)
                                                               ------------    ------------


Other income (expense):
 Interest income............................................      1,397,794          50,544
 Interest expense related to the New York MTA
 License obligation reversed during December 1995 (Note 6)..             --      (7,651,383)
 Interest expense...........................................     (3,868,696)       (330,591)
                                                               ------------    ------------

   Net loss.................................................   $(15,902,550)   $(14,723,796)
                                                               ============    ============

  Loss per share............................................         $(0.39)         $(0.47)

Weighted average common shares outstanding..................     40,469,330      31,344,821


                 See notes to consolidated financial statements

                                   Continued

                             OMNIPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                    1996           1995
                                                                                ------------   ------------
Cash flows used in operating activities:
 Net loss.....................................................................  $(15,902,550)  $(14,723,796)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization and depreciation...............................................     3,500,971      2,690,199
  Compensation expense from stock grants......................................        20,421         16,767
  Increase in employee notes receivable and related accrued interest..........       (37,145)        (5,313)
  Payment in kind interest on financing agreement.............................       540,280             --
  Accrued interest............................................................     2,056,973      7,651,383
  Interest expense associated with warrants...................................            --        299,800
  Interest expense associated with amortization of discount and
    issuance cost.............................................................       591,228             --
  Changes in assets and liabilities:
   (Increase) decrease in operating assets:
     Prepaid expenses and other assets........................................      (261,623)         23,760
     Inventory................................................................      (301,619)        (2,274)
     Other assets.............................................................       878,896             --
   Decrease in operating liabilities:
     Accounts payable and accrued expenses....................................      (727,487)      (855,823)
                                                                                ------------   ------------

Net cash used in operating activities.........................................    (9,641,655)    (4,905,297)
                                                                                ------------   ------------

Cash flows used in investing activities:
  Purchase of equipment.......................................................    (3,348,061)      (295,922)
                                                                                ------------   ------------

Net cash used in investing activities.........................................    (3,348,061)      (295,922)
                                                                                ------------   ------------

Cash flows from financing activities:
  Proceeds from line of credit loan agreement.................................            --      3,000,000
  Proceeds from issuance of common stock......................................        75,544         66,134
  Payments of obligations under capital leases................................       (49,056)      (140,102)
  Payments on credit agreement................................................   (36,500,000)            --
  Proceeds from financing agreement...........................................     2,000,000             --
  Proceeds from initial public offering, net of expenses......................   118,437,360             --
  Dividends accrued and paid..................................................    (1,535,950)            --
                                                                                ------------   ------------

Net cash provided by financing activities.....................................    82,427,898      2,926,032
                                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents..........................    69,438,182     (2,275,187)

Cash and cash equivalents at beginning of period..............................    57,784,381      5,542,712
                                                                                ------------   ------------

Cash and cash equivalents at end of period....................................  $127,222,563   $  3,267,525
                                                                                ============   ============

Supplemental cash flow information (Note 8)


                See notes to consolidated financial statements.

                                   Continued

                             OMNIPOINT CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                   for the three months ended March 31, 1996

                                                                                                                        Total
                                  Common Stock                                                                       Stockholders'
                             -----------------------    Additional      Accumulated      Unearned         Notes         Equity
                               Shares      Amount     Paid-in Capital     Deficit      Compensation     Receivable     (Deficit)
                             ----------  -----------  ---------------  -------------  ---------------  ------------  --------------

Balance, December 31, 1995   24,658,618     $246,586    $ 29,860,440   $(59,498,572)         (23,220)  $(1,133,263)   $(30,548,029)
Dividends accrued on                 --           --        (272,810)            --               --            --        (272,810)
 Series B and Series C
 Preferred Stock
Shares issued in              8,050,000       80,500     118,356,860             --               --            --     118,437,360
 connection with initial
 public offering, net of
 expenses
Conversion of subordinated    1,562,500       15,625      16,234,375             --               --            --      16,250,000
 debt
Conversion of preferred      10,605,591      106,056      44,597,298             --               --            --      44,703,354
 stock
Exercise of stock options       132,330        1,323          74,221             --               --            --          75,544
Issuance of options in               --           --         349,525             --         (349,525)           --              --
 form of advanced
 compensation
Amortization of unearned             --           --              --             --           20,421            --          20,421
compensation
Interest on employee notes           --           --              --             --               --       (37,145)        (37,145)
 receivable
Net loss                             --           --              --    (15,902,550)              --            --     (15,902,550)
                             ----------     --------    ------------   ------------        ---------   -----------    ------------
Balance, March 31, 1996      45,009,039     $450,090    $209,199,909   $(75,401,122)       $(352,324)  $(1,170,408)   $132,726,145
                             ----------     --------    ------------   ------------        ---------   -----------    ------------

                See notes to consolidated financial statements.

                                   Continued

1.   GENERAL:
     -------

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

2.   INVENTORY:
     ----------

     Inventory consists of raw materials and other items used in development of the Company's technology.

3.   PREPAID EXPENSES AND OTHER ASSETS:
     ---------------------------------

     Prepaid expenses and other assets consist of the following at March 31, 1996 (unaudited) and December 31, 1995:

                                                 March 31,    December 31,
                                                    1996          1995
                                                ------------  -------------

Advance payment for pilot system equipment
 financed through financing agreement           $4,840,000     $4,840,000
Insurance                                          230,210             --
Deposits                                           110,287         83,109
Other                                              119,080        116,512
                                                ----------     ----------
                                                $5,299,577     $5,039,621
                                                ==========     ==========


4.   FIXED ASSETS:
     -------------

     Fixed assets including equipment under capital leases consist of the following at March 31, 1996 (unaudited) and December 31, 1995:

                                                 March 31,    December 31,
                                                    1996          1995
                                                ------------  -------------

         Building                               $ 1,190,265    $ 1,190,265
         Office equipment                           813,468        649,287
         Lab equipment                            4,487,895      3,692,584
         Network infrastructure equipment        12,634,467     12,634,467
         Cell sites                                 437,713             --
         Furniture and fixtures                     286,174        264,530
         Purchased software                       1,734,589      1,453,116
         Building and leasehold improvements      2,866,947      1,324,900
         Vehicles                                   320,016        214,324
                                                -----------    -----------

                                                 24,771,534     21,423,473
         Less:  accumulated depreciation         (3,558,770)    (2,466,284)
                                                -----------    -----------
                                                $21,212,764    $18,957,189
                                                ===========    ===========

                                   Continued

5.   ACCRUED EXPENSES:
     ----------------

     Accrued expenses consist of the following at March 31, 1996
     (unaudited) and December 31, 1995:


                                                March 31,               December 31,
                                                  1996                     1995
                                               -----------            ---------------

         Salaries and benefits                 $  581,938                $  723,475
         Bonuses                                  350,000                   350,000
         Relocation                               693,624                   538,714
         Professional fees                        719,498                   464,466
         Dividends                                    --                  1,839,032
         Initial public offering
          costs                                       --                    593,406
         Other                                     99,094                    83,626
                                               ----------                ----------

                                               $2,444,154                $4,592,719
                                               ==========                ==========


6.   NEW YORK MTA LICENSE OBLIGATION:
     -------------------------------

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

                                   Continued

7.    COMMITMENTS AND CONTINGENCIES:
      -----------------------------

      During 1994, the Company entered into an agreement to purchase $100,000,000 of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of the purchase obligation of Omnipoint Communications Inc., a subsidiary of the Company ("OCI"), are satisfied and OCI fails to purchase $100,000,000 of equipment and services, it may have to pay a penalty of 10% of the satisfied portion of the $100,000,000, which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100,000,000 to $250,000,000. The Company has purchased approximately $19.3 million under this purchase commitment as of March 31, 1996.

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

8.    SUPPLEMENTAL CASH FLOW INFORMATION (UNAUDITED):
      ---------------------------------------------

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                             1996             1995
                                          -----------  ---------------
Noncash investing and financing
 activities:
   Common stock issued upon conversion
    of subordinated notes                 $16,250,000          --
   Issuance of options as a form of
    advanced compensation                     349,525          --
   Issuance of Series B Preferred Stock
    in payment of Series B dividend           575,892          --
   Conversion of preferred stock in
    connection with the offering           44,703,354          --



9.    SUBSEQUENT EVENTS (UNAUDITED):
      -----------------------------

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

      The non-binding letter of intent sets forth the terms for vendor financing to be provided by Ericsson to OCI or Omnipoint affiliates holding licenses purchased in the Entrepreneurs' Band auction. The $127.5 million vendor financing commitment is for (i) amounts paid to Ericsson under the infrastructure supply agreement, and (ii)


                                   Continued
      amounts paid to Ericsson under the handset agreement so long as these latter amounts do not exceed 50% of the amounts paid to Ericsson for infrastructure equipment.

      ENTREPRENEURS' BAND AUCTION

      The Company has successfully bid for 18 Entrepreneurs' Band BTA licenses for an aggregate price of $509.1 million. The Company will make its first payment of 5%, or $25.5 million on May 14, 1996 utilizing the $40 million deposit with the FCC; the remaining $14.5 million of the FCC deposit will be refunded to the Company. At the time the licenses are awarded, the Company will pay an additional 5%, or $25.5 million. The remaining 90%, or $458.1 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at the 10-year Treasury Bill rate on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation. The Entrepreneurs' Band BTA licenses and any other licenses purchased by the Company in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.
                                   Continued

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $9.6 million for the three months ended March 31, 1996 compared to $4.9 million for the three months ended March 31, 1995. The increase resulted from the Company's additional activity relating to supporting product development and commencement of the New York MTA network buildout. Investing activities used net cash of $3.3 million for the three months ended March 31, 1996 compared to $296,000 for the three months ended March 31, 1995. The increase consists of $2.0 million for purchase of New York MTA infrastructure related items and $800,000 for lab equipment used in engineering and manufacturing.

     As of March 31, 1996, the Company had working capital of approximately $109.6 million. In January 1996, working capital increased by $135.4 million, from a deficit of $13.7 million at December 31, 1995, to $121.7 million upon receiving $118.4 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the Company's initial public offering and the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of debt outstanding pursuant to a certain credit agreement, and the conversion of $25.0 million of convertible subordinated notes upon the initial public offering, respectively. The increase in working capital was partially offset by the cash used to repay a short-term credit agreement debt.

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

     The Company bid successfully for Entrepreneurs' Band licenses with an aggregate license fee of approximately of $509.1 million (net of the 25% small business discount). The Company made its first payment of 5%, or approximately $25.5 million utilizing the $40 million deposit with the FCC; the remaining $14.5 million of the FCC deposit will be refunded to the Company for general working capital purposes. The Company is currently preparing its long-form application for these licenses. At the time the licenses are awarded, the Company will pay an additional 5%, or approximately $25.5 million from its cash and cash equivalents on hand. The Company will pay interest only until 2003 and will pay the balance of $458.2 million and remaining interest until paid at the 10-year Treasury Note rate set on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation. The Entrepreneurs' Band BTA licenses and any other licenses purchased by the Company in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.


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

27          Financial Data Schedule

- --------------------

@ Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+ Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.

- ----------------------

(b)  Reports on Form 8-K

       Report on Form 8-K filed May 3, 1996, Item 5, disclosing the consummation of the Ericsson transactions.

                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OMNIPOINT CORPORATION


Date:      June 27, 1996                 /s/ Douglas G. Smith
      ----------------------             --------------------
                                         Douglas G. Smith
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date:      June 27, 1996                 /s/ Bradley E. Sparks
      ----------------------             ---------------------
                                         Bradley E. Sparks
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                      Description                                                            Page
- -----------                      -----------                                                            ----
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


10.48* Memorandum of Understanding, dated April 21, 1995, by and between the Registrant and Pacific Bell Mobile Services.
10.49*     Office Sublease Agreement by and between the Registrant and United
           Technologies Microelectronics Center, Inc., commencing August 1, 1994 or upon earlier occupation by the Registrant.
10.50* Amendment to Office Sublease Agreement, signed August 17, 1994, by and between the Registrant and United Technologies Microelectronics
           Center, Inc.
10.51*     Office Building Lease for Courthouse Plaza Office Building, dated
           January 18, 1994, by and between the Registrant and Eastrich No. 130
           Corporation.
10.52*     First Lease Amendment, dated January 20, 1995, by and between the
           Registrant and Eastrich No. 130 Corporation.
10.53*     Pioneer's Preference License granted by the FCC to Omnipoint
           Communications Inc. on December 14, 1994.
10.54* Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.55* Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.56* Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.57* Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
10.58* Common Stock Warrant issued by the Registrant on November 22, 1995 to the holder identified therein.
10.59*     Credit Agreement, dated as of November 21, 1995, by and among OPCS
           Corp., Omnipoint PCS Entrepreneurs, Inc. and Bank of America National
           Trust and Savings Association.
10.60* Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
10.60.1*   Letter Agreement, dated January 24, 1996, by and between the
           Registrant and between Ericsson Inc.
10.61*     Convertible Subordinated Note and Warrant Purchase Agreement, dated
           December 12, 1995, by and between the Registrant and Hansol Paper
           Co., Ltd.
10.62* Convertible Subordinated Note and Warrant Purchase Agreement, dated as of November 29, 1995, by and among the Registrant and the entities identified therein.
10.63* Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications, Inc.
10.64* Waiver of Registration Rights and Confirmation of 180-Day Lockup, dated as of October 31, 1995, by and between the Registrant and Ameritech Development Corporation.
10.65* Registration Rights Agreement dated as of April 26, 1994, by and among the Registrant and the parties thereto.
10.66* Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
10.67*     Lease Agreement, dated October 15, 1995, by and between the
           Registrant and Baetis Properties, Inc.
10.68+     Acquisition Agreement for Ericsson CMS 40 Personal Communications
           Systems (PCS) Infrastructure Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
10.69+     Acquisition Supply and License Agreement for Omnipoint Personal
           Communications Systems (PCS) Infrastructure Products, dated as of
           April 16, 1996, by and between Ericsson Inc. and Omnipoint
           Communications Inc.


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
11.1       Statement of computation of loss per share.                                                  24
22.1*      Subsidiaries of the Registrant.
27         Financial Data Schedule                                                                      25


- ---------------------

@ Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+ Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.