Form 10-Q
period 1996-06-30
OMNIPOINT CORP \DE\
filed 1996-08-14
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


                         COMMISSION FILE NUMBER: 0-27442


                              OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)


          DELAWARE                                           04-2969720
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                           identification No.)


 2000 NORTH 14TH STREET, SUITE 550
         ARLINGTON, VA                                       22201
(Address of principal executive office)                    (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 522-7778


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,345,515 shares of common stock were outstanding as of July 31, 1996.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                              OMNIPOINT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                  June 30, 1996  December 31,
                                                                  (unaudited)       1995
                                                                  ------------   -----------
ASSETS

Current assets:
  Cash and cash equivalents                                       $127,487        $57,784
  Prepaids and other assets (Note 3)                                 1,613          5,040
  Inventory                                                          1,747          1,310
                                                                  -----------    -----------
   Total current assets                                            130,847         64,134
Fixed assets, net (Note 4)                                          65,326         18,957
FCC deposit                                                           -            40,000
Other assets                                                          -               879
Licensing costs, net of accumulated amortization of $13,460
         and $9,116 as of June 30, 1996 and December 31, 1995,
         respectively                                             334,058         338,402
Unissued license payment (Note 8)                                  25,457              -
Deferred financing costs and other intangible assets, net of accumulated amortization of $1,464 and $987 as of
         June 30, 1996 and December 31, 1995,respectively          12,069          12,618
                                                                  ------------    -----------
     Total assets                                                $567,757        $474,990
                                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $2,905          $3,331
  Accrued expenses (Note 5)                                         2,755           4,593
  Accrued interest payable                                            125             388
  Capital lease obligations - current portion                         129             182
  Credit agreement                                                     -           36,500
  Convertible Subordinated Notes                                       -           16,250
  Deferred revenue                                                  1,050           4,300
  Loan payable under financing agreement - current portion         13,105             -
                                                                  -----------     -----------
          Total current liabilities                                20,069          65,544

Capital lease obligations - long term portion                          40             106
Loan payable under financing agreement                             71,429          31,758
Senior notes                                                       17,552          16,485
New York MTA license obligation (Note 6)                          347,518         347,518

Commitments and contingencies (Note 7 and 9)

Redeemable convertible preferred stock, $.01 par value, 5,750,000 shares authorized at December 31, 1995:
 Series A; 666,667 shares issued and outstanding at December 31, 1995
            (at liquidation preference)                              -              1,500
  Series B; cumulative preferred stock; 1,651,714 shares issued and outstanding at December 31, 1995 (liquidation
            preference of $17,244 at December 31, 1995), net of
            issuance costs                                           -             15,919
  Series C; cumulative preferred stock; 1,866,338 shares issued and outstanding at December 31, 1995 (liquidation
            preference of $29,106 at December 31, 1995),
            net of issuance costs                                    -             26,708

Stockholders' equity (deficit):


  Common stock, par value, $.01 per share;
   75,000,000  shares  authorized; 24,658,618 shares
   issued and outstanding at December 31, 1995 and 45,799,128
   shares issued and  outstanding at June 30, 1996                    458             247
  Additional paid-in capital                                      209,669          29,860
  Accumulated deficit                                             (96,911)        (59,498)
  Unearned compensation                                              (891)            (23)
  Notes receivable                                                 (1,176)         (1,134)
                                                              -------------       ----------
       Total stockholders' equity (deficit)                       111,149         (30,548)
                                                              -------------       ----------
     Total liabilities and stockholders' equity                  $567,757        $474,990
                                                              ==============      ==========


                 See notes to consolidated financial statements


                                                OMNIPOINT CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                          (In thousands, except share data)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                       --------------------------------   ---------------------------------
                                                            1996             1995              1996             1995
                                                       ----------------  --------------   ---------------  ----------------
Revenues                                                $    -            $   -             $   -            $    -

Operations expenses:
  Research and development                                  8,507            2,859            13,418            5,177
  Sales, general, and administrative                        5,019            2,630            10,039            4,414
  Depreciation and amortization                             3,094            2,690             6,595            5,381
                                                       ----------------  --------------   ---------------  ----------------
      Total operating expenses                             16,620            8,179            30,052           14,972
                                                       ----------------  --------------   ---------------  ----------------
      Loss from operations                                (16,620)          (8,179)          (30,052)         (14,972)
                                                       ----------------  --------------   ---------------  ----------------

Other income (expense):
  Interest income                                           1,313              102             2,711              153
  Interest expense related to the New York MTA
       License obligation reversed in
       December 1995 (Note 6)                                 -             (8,062)               -           (15,713)
  Interest expense                                         (6,203)            (291)          (10,072)            (622)
                                                       ----------------  --------------   ---------------  ----------------

            Net loss                                    $ (21,510)        $(16,430)        $ (37,413)      $  (31,154)
                                                       ================  ==============   ===============  ================

      Loss per share                                    $   (0.47)        $  (0.52)        $   (0.87)      $    (0.99)
                                                       ================  ==============   ===============  ================

Weighted average common shares outstanding                 45,620           31,369            43,045           31,357
                                                       ================  ==============   ===============  ================


                 See notes to consolidated financial statements


                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                        ---------------------------------
                                                                                             1996              1995
                                                                                        ---------------   ---------------

Cash flows used in operating activities:
  Net loss                                                                              $  (37,413)        $ (31,154)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                          6,595             5,381
      Compensation expense from stock grants                                                   114                42
      Increase in employee notes receivable and related accrued interest                       (42)              (11)
      Payment in kind interest on financing agreement                                        1,009                -
      Accrued interest                                                                        (262)               -
      Interest expense associated with warrants                                                -                 300
      Interest expense associated with amortization of discount and                                               -
         issuance cost                                                                       1,147
      Delivery of pilot system equipment funded by financing agreement                       1,321                -
      Changes in assets and liabilities:
        (Increase) decrease in operating assets:
           Prepaid expenses and other assets                                                  (320)               92
           Inventory                                                                          (437)               13
           Other Assets                                                                        879                -
        Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                                              (426)              (49)
           Accrued interest on New York MTA License obligation, reversed in December 1995        -            15,713
                                                                                        ---------------   ---------------

Net cash used in operating activities                                                      (27,835)           (9,673)
                                                                                        ---------------   ---------------

Cash flows used in investing activities:
      Purchase of equipment                                                                (10,508)             (620)
      Refund of FCC deposit                                                                 40,000               -
      Payment for Unissued license                                                         (25,457)              -
                                                                                        ---------------   ---------------
Net cash used in investing activities                                                        4,035              (620)
                                                                                        ---------------   ---------------

Cash flows from financing activities:
      Proceeds from line of credit loan agreement                                              -              10,000
      Proceeds from issuance of preferred stock, net of issuance costs                         -              16,030
      Proceeds from issuance of common stock                                                   586                93
      Payments of obligations under capital leases                                            (119)             (157)
      Payments on credit agreement                                                         (36,500)              -
      Proceeds from financing agreement                                                     13,300               -
      Costs associated with secondary public offering                                         (665)              -
      Proceeds from initial public offering, net of expenses                               118,437               -
      Dividends accrued and paid                                                            (1,536)              -
                                                                                        ---------------   ---------------
Net cash provided by financing activities                                                   93,503            25,966
                                                                                        ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                                        69,703            15,673
Cash and cash equivalents at beginning of period                                            57,784             5,543
                                                                                        ---------------   ---------------
Cash and cash equivalents at end of period                                               $ 127,487          $ 21,216

                                                                                        ===============   ===============
Supplemental cash flow information (Note 10)

                 See notes to consolidated financial statements


                              OMNIPOINT CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                        (In thousands, except share data)


                                            For The Six Months Ended June 30, 1996
                                                                                                                 Total
                                                       Additional                                             Stockholders'
                                 Common Stock           Paid-in      Accumulated    Unearned        Notes        Equity
                              Shares       Amount       Capital        Deficit    Compensation    Receivable    (Deficit)
                           -----------    -------      ----------   ------------  ------------    ----------  ------------
Balance, December 31, 1995  24,658,618    $  247       $   29,860    $  (59,498)  $       (23)   $  (1,134)   $  (30,548)

Dividends accrued on
    Series B and Series C
    Preferred Stock                -           -             (273)          -              -            -           (273)
Shares issued at initial
    public offering,
    net of expenses          8,050,000        80          118,357           -              -             -        118,437
Conversion of
    subordinated debt        1,562,500        16           16,234           -              -             -         16,250
Conversion of
    preferred stock         10,605,591       106           44,597           -              -             -         44,703
Exercise of stock options      609,919         6              579           -              -             -            585
Exercise of stock Warrants     312,500         3               (2)          -              -             -              1
Options issued in form of
    advanced compensation          -           -              982           -            (982)           -             -
Amortization of
    unearned compensation          -           -               -            -             114            -            114
Interest on employee
    notes receivable               -           -               -            -              -           (58)           (58)
Forgiveness of employee
    notes receivable               -           -               -            -              -            16             16
Costs associated with
    secondary offering             -           -           (665)            -              -             -           (665)
Net loss                           -           -               -        (37,413)           -             -        (37,413)
                            ----------   --------      ----------    -----------  ------------   ----------   ------------
Balance, June 30, 1996      45,799,128    $  458       $  209,669    $  (96,911)  $      (891)   $  (1,176)   $   111,149
                            ==========   ========      ==========    ===========  ============   ==========   ============


See notes to consolidated financial statements

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

     Certain prior year amounts have been reclassified to conform with the six month presentation.

2.   INVENTORY:

     Inventory consists of raw materials and other items used in development of the Company's technology.


3.   PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consist of the following at June 30, 1996
(unaudited) and December 31, 1995:

                                                                  June 30,          December 31,
                                                                    1996                1995
                                                              ------------------  -----------------
                                                                         (In thousands)
             Advance payment for pilot system equipment
                  financed through financing agreement        $    1,100           $    4,840
             Insurance                                               204                   -
             Deposits                                                220                   83
             Other                                                    89                  117
                                                              ------------------  -----------------
                                                              $    1,613           $    5,040
                                                              ==================  =================

     4.   FIXED ASSETS:

     Fixed assets including equipment under capital leases consist of the following at June 30, 1996 (unaudited) and December 31, 1995:

                                                                  June 30,          December 31,
                                                                    1996                1995
                                                              ------------------  -----------------
                                                                         (In thousands)
             Building                                         $    1,768           $     1,190
             Office equipment                                      1,104                   649
             Lab equipment                                         7,429                 3,693
             Network infrastructure equipment                     48,543                12,634
             Cell sites                                            3,344                    -
             Furniture and fixtures                                  310                   265
             Purchased software                                    2,637                 1,453
             Building and leasehold improvements                   4,001                 1,325
             Vehicles                                                431                   214
                                                              ------------------  -----------------
                                                                  69,567                21,423
             Less:  accumulated depreciation                      (4,241)               (2,466)
                                                              ------------------  -----------------
                                                              $   65,326           $    18,957
                                                              ==================  =================

Network infrastructure equipment includes approximately $543,000 of capitalized interest at June 30, 1996.

5.   ACCRUED EXPENSES:

          Accrued expenses consist of the following at June 30, 1996 (unaudited) and December 31, 1995:

                                                                  June 30,          December 31,
                                                                    1996                1995
                                                              ------------------  -----------------
                                                                         (In thousands)
             Salaries and benefits                             $      1,139          $     724
             Bonuses                                                    130                350
             Relocation                                                 579                539
             Professional fees                                          447                464
             Dividends                                                   -               1,839
             Initial public offering/secondary offering costs           292                593
             Other                                                      168                 84
                                                              ------------------  -----------------
                                                               $      2,755          $   4,593
                                                              ==================  =================

6.   NEW YORK MTA LICENSE OBLIGATION:

     Prior to December 31, 1995, the FCC had not implemented the exact terms for principal and interest payments on the New York MTA License. The initial terms generally allowed for installment payments over the first five years of the License with interest-only for at least the first two years. Since payments did not begin until after the New York MTA License and Pioneer's Preference orders were no longer subject to judicial review, the FCC had not yet determined the interest rate to be charged, the timing and nature of the installment payments and related issues. Therefore, the Company estimated and accrued interest at the prime rate (8.5% at June 30, 1995) from the date of the New York MTA License obligation was awarded, and had recorded accrued interest as of June 30, 1995 of $17,170,208.

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

     Based on the Order, the Company revised its estimate and accrual of interest. Pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes," this change in accounting estimate was recorded in the Company's financial statements during December 1995, resulting in a decrease in 1995 interest expense of $33,547,639. Had this adjustment been retroactively recorded in the six months ended June 30, 1995, the net loss and loss per common share would have been $(15,440,480) and $(0.49), respectively.


7.   ERICSSON AGREEMENTS:

     On April 16, 1996, Ericsson, Inc. ("Ericsson") and the Company entered into definitive agreements governing (i) the licensing and supply arrangement related to the Omnipoint System, (ii) the purchase by OCI or other Omnipoint affiliates of PCS 1900 handsets, (iii) the sale by Ericsson of IS-661 and GSM infrastructure equipment, and (iv) cooperation of marketing standards and technical activities. Under the terms of the licensing and supply agreement, Ericsson will pay license fees and royalties, including an initial $4.5 million license fee. In addition, under the agreement for the sale of Ericsson infrastructure equipment, the Company and its affiliates will purchase $250.0 million of a mix of IS-661 and PCS 1900 infrastructure equipment. Under the handset agreement, the Company will purchase GSM handsets. These commitments are to be fulfilled within five years of the date upon which the definitive agreement was executed.

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

8.   ENTREPRENEURS' BAND AUCTION:

     The Company successfully bid for 18 Entrepreneurs' Band BTA licenses for an aggregate price of $509.1 million. The Company made its first payment of 5%, or $25.5 million on May 14, 1996 utilizing the $40 million deposit with the FCC; the remaining $14.5 million of the FCC deposit was refunded to the Company. At the time the licenses are awarded, the Company will pay an additional 5%, or $25.5 million. The remaining 90%, or $458.1 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at the 10-year Treasury Bill rate on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation. The Entrepreneurs' Band BTA licenses and any other licenses purchased by the Company in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.


9.   COMMITMENTS AND CONTINGENCIES:

     During 1994, the Company entered into an agreement to purchase $100 million of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of the purchase obligation of Omnipoint Communications Inc., a subsidiary of the Company ("OCI"), are satisfied and OCI fails to purchase $100 million of equipment and services, it may have to pay a penalty of 10% of the satisfied portion of the $100 million which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100 million to $250 million. The Company has purchased approximately $57.3 million under this purchase commitment as of June 30, 1996.

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


10.  SUPPLEMENTAL CASH FLOW INFORMATION (UNAUDITED):

                                                                                    Six Months Ended June 30,
                                                                                    1996                1995
                                                                              ------------------  -----------------
                                                                                         (In thousands)
           Cash paid for interest                                                  7,612                 322
           Cash paid for taxes                                                        83                  23
         Noncash investing and financing activities:
           Common stock issued upon conversion of subordinated notes              16,250                  -
           Issuance of options as a form of advanced compensation                    982                  -
           Common stock issued in exchange for employee notes receivable              -                   75
           Conversion of preferred stock in connection with the offering          44,703                  -
           Issuance of Series B preferred stock in payment of Series B
               dividend                                                              576               1,517
           Fixed asset and capitalized interest funded by the financing
               agreement                                                          37,636                  -
           Pilot system equipment funded by financing agreement                    1,321                  -
           Issuance of Series C preferred stock in exchange for amounts
                due under the line of credit                                           -              10,000
           Dividends accrued on Series B preferred stock                               -                 231

11.  SUBSEQUENT EVENTS (UNAUDITED):

     SECONDARY EQUITY OFFERING

     On July 3, 1996, the Company completed a secondary equity offering of 4,500,000 shares of common stock. Net proceeds to the Company totaled $110.8 million after underwriters' commissions and associated offering costs. The net proceeds are expected to be used principally for the second required principal payment and subsequent interest payments for the Entrepreneurs' Band licenses, for working capital and capital expenditures related to the Entrepreneurs' Band networks and for the New York MTA operations.

     ERICSSON CREDIT AGREEMENT

     In August 1996, the Company signed a credit agreement with Ericsson to provide financing to the Company for up to $132.0 million for the purposes of financing the purchase of equipment and services from Ericsson for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility and for the purposes of financing the purchase of handsets manufactured and supplied by Ericsson or Orbitel, matures on June 30, 1998. The principal amount on other portions of the facility are payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for re-borrowing. Interest on the Ericsson Credit Facility is payable quarterly.

     Under the terms of the Ericsson Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default.

     The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari passu basis with Northern Telecom.


     LINE OF CREDIT

     In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two, Inc. ("OPCSE Two"), entered into a credit facility with a bank. The agreement provides for up to $100 million in revolving credit for general working capital purposes with a draw down termination date and final repayment date of May 8, 1997. The initial funding took place on August 12, 1996, at which time the Company drew down $60 million (which amount was repaid on August 13, 1996). Subsequent to the initial drawing, the committed amount of the credit facility may not exceed the initial drawing and is subject to mandatory reduction under the terms of the credit agreement. Under the terms of the agreement, the Company paid a portion of the upfront fee and will pay additional fees based in part on amounts outstanding from time to time. Interest periods range from one to fourteen days, with interest rates set by the bank based on wholesale money market rates available to the bank. The facility is secured by all assets of OPCSE Two and a pledge of all capital stock of OPCSE Two owned by a wholly-owned subsidiary of the Company. The Company has also guaranteed the payment and performance of OPCSE Two's obligations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 333-03739).

OVERVIEW

     Omnipoint reported a second quarter 1996 loss of $21.5 million or $0.47 per share, an increase of 31.1%, or approximately $5.1 million, compared to the same quarter in 1995. For the six months ended June 30, 1996, the Company reported a loss of $37.4 million, or $0.87 per share, an increase of 19.9%, or approximately $6.2 million, compared to the same period in 1995. The 1995 second quarter loss was $16.4 million, or $0.52 per share, and a six month 1995 loss of $31.2 million, or $0.99 per share. On March 8, 1996, the FCC adopted an order setting the interest rate for the New York MTA License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed accrued interest of $33.5 million related to the License in December 1995. Had this adjustment been retroactively recorded in the six months ended June 30, 1995, the net loss and loss per share would have been $15.4 million and $0.49, respectively. For the three month period ending June 30, 1995, the second quarter loss would have been $8.4 million, or $0.27 per share.

RESULTS OF OPERATIONS

     Three  Months  Ended June 30, 1996  Compared to Three Months Ended June 30,
1995

     Research and development expenses increased by 193.1%, or approximately $5.6 million, to $8.5 million for the three months ended June 30, 1996 compared to $2.9 million for the three months ended June 30, 1995. The increase was primarily due to an increase of $1.0 million for project management costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $1.1 million for equipment leases and rentals, an increase of $1.3 million for the development and delivery of a pilot IS-661 mobility system, and an increase of $1.8 million in payroll and related taxes, employee benefits and employee recruiting costs, associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

     Sales, general and administrative expenses increased by 92.3%, or approximately $2.4 million, to $5.0 million for the three months ended June 30, 1996 compared to $2.6 million for the three months ended June 30, 1995. Of this increase, $1.2 million was due to payroll and payroll related expenses associated with increases in headcount, resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $164,000 in consulting service fees, $103,000 in rent and utility expenses, $378,000 in equipment rentals and leases. The Company expects that such expenses will continue to increase significantly during 1996, as the Company continues to expand its operations.

     Depreciation and amortization increased by 15.0%, or approximately $400,000, to $3.1 million for the three months ended June 30, 1996 compared to $2.7 million for the three months ended June 30, 1995. The increase in the 1996 period was due to a general increase in depreciation related to the Company's research and development equipment.

     Interest income increased approximately $1.2 million, to $1.3 million for the three months ended June 30, 1996 compared to $102,000 for the three months ended June 30, 1995. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995 and the proceeds of $119.8 million received from the Company's initial public offering.

     Interest expense decreased by 26.2%, or approximately $2.2 million, to $6.2 million for the three months ended June 30, 1996 compared to $8.4 million of the three months ended June 30,1995. The interest expense for the three months ended June 30, 1995 included $8.1 million of accrued interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA License during December 1995. Had this adjustment been retroactively recorded in the three months ended June 30,

1995, the net loss and loss per share would have been $8.4 million and $0.27, respectively.

     Net loss increased by 31.1%, or approximately $5.1 million to $21.5 million for the three months ended June 30, 1996 compared to $16.4 million for the three months ended June 30, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $3.4 million in net interest expense.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Research and development expenses increased by 157.7%, or approximately $8.2 million, to $13.4 million for the six months ended June 30, 1996 compared to $5.2 million for the six months ended June 30, 1995. The increase was primarily due to an increase of $1.1 million in the purchase of research and development components and non-recurring engineering, an increase of $1.3 million for the development and delivery of a pilot IS-661 mobility system, an increase of $1.1 million for project management costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $1.1 million for equipment leases and rentals and an increase of $3.0 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

     Sales, general and administrative expenses increased by 127.3%, or approximately $5.6 million, to $10.0 million for the six months ended June 30, 1996 compared to $4.4 million for the six months ended June 30, 1995. Of this increase, $2.1 million was due to payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $914,000 in consulting service fees, $386,000 in rent and utilities, $201,000 in legal fees, $521,000 in equipment rentals and leases and $105,000 in insurance expense. The Company expects that such expenses will continue to increase significantly during 1996, as the Company continues to expand its operations.

     Depreciation and amortization increased by 22.2%, or approximately $1.2 million, to $6.6 million for the six months ended June 30, 1996 compared to $5.4 million for the six months ended June 30, 1995. The increase in the 1996 period was due to a general increase in depreciation related to the Company's research and development equipment.

     Interest income increased approximately $2.5 million, to $2.7 million for the six months ended June 30, 1996 compared to $153,000 for the six months ended June 30, 1995. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995 and the proceeds of $119.8 million received from the Company's initial public offering.

     Interest expense decreased by 38.0%, or approximately $6.2 million, to $10.1 million for the six months ended June 30, 1996 compared to $16.3 million of the six months ended June 30, 1995.

     The interest expense for the six months ended June 30, 1995 included $15.7 million of accrued estimated interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA License during December 1995. Had this adjustment been retroactively recorded in the six months ended June 30, 1995, the net loss and loss per share would have been $15.4 million and $0.53, respectively.

     Net loss increased approximately $6.2 million to $37.4 million for the six months ended June 30, 1996 compared to $31.2 million for the six months ended June 30, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $8.7 million in net interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ending June 30, 1996, the Company has financed its operations and met its capital requirements primarily through the IPO, vendor financing. Theses financing activities provided net cash of $93.5 million for the six months ended June 30, 1996. Operating activities used net cash of $27.8 million for the six months ended June 30, 1996 compared to $9.7 million for the six months ended June 30, 1995. The increase resulted from the Company's additional activity relating to supporting product development and commencement of the New York MTA network buildout. Investing activities provided net cash of $4.0 million for the six months ended June 30, 1996 compared to a use of $620,000 for the six months ended June 30, 1995. The increase consists of $10.5 million for purchases of New York MTA infrastructure related items and lab equipment used in engineering and manufacturing, and $25.5 million for the down payment on the Entrepreneur's Band FCC licenses which are offset by the return of the $40 million deposit from the FCC's Entrepreneurs' Band auction.

     As of June 30, 1996, the Company had working capital of approximately $110.8 million. In January 1996, working capital increased by $135.4 million, from a deficit of $13.7 million at December 31, 1995, to $121.7 million upon receiving $118.4 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the Company's initial public offering and the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of debt outstanding pursuant to a certain credit agreement, and the conversion of $25.0 million of convertible subordinated notes upon the initial public offering, respectively. The increase in working capital was partially offset by the cash used to repay a short-term credit agreement debt. In July 1996, the Company received approximately $110.8 million of proceeds, net of expenses, from the issuance of 4,500,000 shares of Common Stock.

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

     The Company has an agreement to purchase $250.0 million of equipment and services over the next five years from Northern Telecom. The Company has purchased approximately $57.3 million of equipment and services under such agreement. The Company has a $382.5 million credit facility with Northern Telecom, the "NT Credit Facility," to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. The Company also has an OEM agreement to sell certain equipment, hardware and software to Northern Telecom at its normal selling prices, which will result in licensing fees and revenues.

     The NT Credit Facility is secured by a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets. Under the terms of the NT Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the NT Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. Interest on the NT Credit Facility is payable quarterly.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, matures on June 30, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of June 30, 1996, the Company owed $13.1 million on the portion of the NT Credit Facility which matures on June 30, 1996.

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of June 30, 1996, OCI had a balance (principal and accrued interest) of approximately $71.4 million outstanding under the non-working capital portions of the facility.

     Subsequent to June 30, 1996, the Company initiated an additional drawing on the NT Credit Facility of $8.1 million to fund the purchase of construction and consulting services related to the buildout of the New York MTA network.

     On November 29, 1995, the Company sold convertible notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company sold convertible notes in the aggregate amount of $10.0 million together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. The convertible notes were converted upon the closing of the Company's initial public offering on January 31, 1996, into 1,562,500 shares of Common Stock.

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

     On July 3, 1996, the Company completed a secondary equity offering of 4,500,00 shares of common stock. Net proceeds to the Company totaled $110,800,000 after underwriters' commissions and associated offering costs. The net proceeds are expected to be used principally for the second required principal payment and subsequent interest payments for the Entrepreneurs' Band licenses, for working capital and capital expenditures related to the Entrepreneurs' Band networks and for the New York MTA operations

     In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two, Inc. ("OPCSE Two"), entered into a credit facility with a bank. The agreement provides for up to $100 million in revolving credit for general working capital purposes with a draw down termination date and final repayment date of May 8, 1997. The initial funding took place on August 12, 1996, at which time the Company drew down $60 million (which amount was repaid on August 13, 1996). Subsequent to the initial drawing, the committed amount of the credit facility may not exceed the initial drawing and is subject to mandatory reduction under the terms of the credit agreement. Under the terms of the agreement, the Company paid a portion of the upfront fee and wil pay additional fees based in part on amounts outstanding from time to time. Interest periods range from one to fourteen days, with interest rates set by the bank based on wholesale money market rates available to the bank. The facility is secured by all assets of OPCSE Two and a pledge of all capital stock of OPCSE Two owned by a wholly-owned subsidiary of the Company. The Company has also guaranteed the payment and performance of OPCSE Two's obligations.

     As of August 7, 1996, the Company entered into a credit facility with Ericsson to provide financing to the Company for up to $132.0 million for the purposes of financing the purchase of equipment and services from Ericsson for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility and for the purposes of financing the purchase of handsets manufactured and supplied by Ericsson and Orbitel, matures on June 30, 1998. The principal amount on other portions of the facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for re-borrowing. Interest on the Ericsson Credit Facility is payable quarterly.

     Under the terms of the Ericsson Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default.

     The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari passu basis with Northern Telecom pursuant to an inter-creditor arrangement.

     The Company bid successfully for Entrepreneurs' Band licenses with an aggregate license fee of approximately of $509.1 million (net of the 25% small business discount). The Company made its first payment of 5%, or approximately $25.5 million utilizing the $40.0 million deposit with the FCC; the remaining $14.5 million of the FCC deposit was refunded to the Company for general working capital purposes. The Company submitted its long-form application for these licenses. At the time the licenses are awarded, the Company will pay an additional 5%, or approximately $25.5 million from its cash and cash equivalents on hand. The Company will pay interest only until 2003 and will pay the balance of $458.2 million and remaining interest until paid at the 10-year Treasury Note rate set on the date the licenses are awarded. The Company anticipates that these licenses will be issued by the end of August 1996, unless delayed by FCC proceedings or litigation. The Entrepreneurs' Band BTA licenses and any other licenses purchased by the Company in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.

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

                          Part II -- Other Information

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

     10.32*  Series C Convertible Preferred Stock Purchase Agreement, dated June
             29, 1995, by and among the  Registrant  and the other parties named therein.
     10.33*  Stock  Purchase  Agreement,  dated January 29, 1994, by and between the Registrant and Ameritech Development Corporation.
     10.34*  Stock Purchase  Agreement,  dated June 29, 1994, by and between the
             Registrant and Associated PCN Company.
     10.35*  Common Stock Purchase Agreement, dated June 1, 1994, by and between the Registrant and the parties named therein.
     10.36*  Amended and Restated Registration Rights Agreement,  dated June 29,
             1995, by and among the Registrant and the parties named therein.
     10.37*  First Amended and Restated Voting  Agreement,  dated June 29, 1995, by and among the Registrant and the other parties named therein.
     10.38*  OEM Supply  Agreement for  Omnipoint  PCS  (Personal  Communication
             Systems)  Products,  dated  September  22, 1994, by and between the
             Registrant and Northern Telecom Inc.
     10.39*  Letter  agreement  dated  December  9,  1994,  by and  between  the
             Registrant and Northern Telecom Inc. (relating to Exhibit 10.38).
     10.40*  Manufacturing   License   and   Escrow   Agreement   for   Personal
             Communication  Service  Products,  dated  February 28, 1995, by and between the Registrant and Northern Telecom Inc.
     10.41*  Collaborative  Development  Agreement,  dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
     10.42*  Reciprocal OEM Agreement  Memorandum of Understanding,  dated March
             30, 1995, by and between the Registrant and Northern Telecom Inc.
     10.43*  Supply  Agreement,   dated  September  22,  1994,  by  and  between
             Omnipoint Communications Inc. and Northern Telecom Inc.
     10.44*  Amendment  No. 1 to Supply  Agreement,  dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
     10.45*  Loan Agreement, dated as of July 21, 1995, by and between Omnipoint
             Communications Inc. and Northern Telecom Inc.
     10.46   [Intentionally left blank]
     10.46.1*Letter  Agreement,  dated  November  14,  1995,  by and  among  the
             Registrant,  Omnipoint  Communications  Inc. and JRC  International
             Inc. (relating to Exhibit 10.46).
     10.46.2*Letter  Agreement,  dated  December  21,  1995,  by and  among  the
             Registrant,  Omnipoint  Communications  Inc. and JRC  International
             Inc. (relating to Exhibit 10.46).
     10.47*  Engineering Services Agreement, dated as of August 31, 1995, by and between the Registrant and JRC International Inc.
     10.48*  Memorandum of  Understanding,  dated April 21, 1995, by and between the Registrant and Pacific Bell Mobile Services.
     10.49*  Office Sublease  Agreement by and between the Registrant and United
             Technologies  Microelectronics  Center, Inc.,  commencing August 1,
             1994 or upon earlier occupation by the Registrant.
     10.50*  Amendment to Office Sublease Agreement,  signed August 17, 1994, by and between the Registrant and United Technologies Microelectronics
             Center, Inc.
     10.51*  Office Building Lease for Courthouse Plaza Office  Building,  dated
             January 18, 1994,  by and between the  Registrant  and Eastrich No.
             130 Corporation.
     10.52*  First Lease  Amendment,  dated January 20, 1995, by and between the
             Registrant and Eastrich No. 130 Corporation.
     10.53*  Pioneer's  Preference  License  granted  by the  FCC  to  Omnipoint
             Communications Inc. on December 14, 1994.
     10.54*  Note and  Warrant  Purchase  Agreement  dated  November  22,  1995, between the Registrant and the purchasers named therein.
     10.55*  Senior Note Due 2000 issued by the  Registrant on November 22, 1995 to the  holder  identified  therein.  10.56*  Senior  Note Due 2000 issued  by the  Registrant  on  November  22,  1995  to the  holder identified  therein.  10.57*  Common  Stock  Warrant  issued by the
             Registrant on November 22, 1995 to the holder  identified  therein.
             10.58*  Common Stock Warrant  issued by the  Registrant on November
             22, 1995 to the holder identified therein. 10.59* Credit Agreement, dated as of November 21, 1995,  by and among OPCS Corp.,  Omnipoint
             PCS  Entrepreneurs,  Inc.  and Bank of America  National  Trust and
             Savings Association.
     10.60*  Memorandum  of  Understanding,  dated  November  22,  1995,  by and between the Registrant and Ericsson Inc. 10.60.1* Letter Agreement,
             dated January 24, 1996, by and between the  Registrant  and between
             Ericsson  Inc.  10.61*  Convertible  Subordinated  Note and Warrant
             Purchase  Agreement,  dated  December 12, 1995,  by and between the
             Registrant and Hansol Paper Co., Ltd.
     10.62*  Convertible Subordinated Note and Warrant Purchase Agreement, dated as of  November  29,  1995,  by and  among the  Registrant  and the entities identified therein.
     10.63*  Letter of Intent,  dated  October  26,  1995,  by and  between  the
             Registrant and BellSouth Personal Communications, Inc.
     10.64*  Waiver of Registration  Rights and  Confirmation of 180-Day Lockup,
             dated as of October 31,  1995,  by and between the  Registrant  and
             Ameritech Development Corporation.
     10.65*  Registration  Rights  Agreement  dated as of April 26, 1994, by and among the Registrant and the parties thereto.
     10.66*  Contract  for Sale of Real Estate,  dated  August 30, 1995,  by and between F&R Bari Realty,  Ltd.,  Inc. and Omnipoint  Communications
             Inc.
     10.67*  Lease  Agreement,  dated  October  15,  1995,  by and  between  the
             Registrant and Baetis Properties, Inc.
     10.68+  Acquisition  Agreement for Ericsson CMS 40 Personal  Communications
             Systems (PCS) Infrastructure  Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
     10.69+  Acquisition  Supply and License  Agreement for  Omnipoint  Personal
             Communications Systems (PCS) Infrastructure  Products,  dated as of
             April  16,  1996,  by  and  between  Ericsson  Inc.  and  Omnipoint
             Communications Inc.
     10.70+  Agreement  for Purchase and Sale of Ericsson  Inc.  Masko  Terminal
             Units, dated as of April 16, 1996, by and between Ericsson Inc. and
             Omnipoint Communications Inc.
     10.71+  Memorandum  of  Understanding,  dated April 2, 1996, by and between
             Orbitel Mobile Communications Inc. and the Registrant.
     10.72++ Letter of Intent,  dated  November  20,  1995,  by and  between the
             Registrant and Western Wireless Corporation.
     10.73++ Letter of Intent, dated February 26, 1996, by and between Omnipoint
             Communications Inc. and American Portable Telecom, Inc.
     10.74** Letter on Intent,  dated March 22, 1996,  by and between  Omnipoint
             Communications, Inc. and American Personal Communications.
     10.75** Letter of Intent, dated May 13, 1996, by and between the Registrant and InterCel, Inc.
     10.76** License  Agreement,  dated  March  22,  1996,  by and  between  the
             Registant and Bender & Company, Inc.
     10.77** Second License Agreement,  dated April 17, 1996, by and between the
             Registrant and Bender & Company, Inc.
     10.78** Lease  Agreement,  dated  March 1,  1996,  by and  between  Omniset
             Corporation and Roots Stone Limited Partnership.
     11.1    Statement of computation of loss per share.
     27      Financial Data Schedule
- ----------
@ Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+ Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
** Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-03739
- ----------
(b)  Reports on Form 8-K
     Report on Form 8-K filed May 3, 1996, Item 5, disclosing the consummation of the Ericsson transactions.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OMNIPOINT CORPORATION


Date: August 14, 1996                           /S/ BRADLEY E. SPARKS
      ---------------                          -------------------------
                                               Bradley E. Sparks
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)