Form 10-Q
period 1996-09-30
OMNIPOINT CORP \DE\
filed 1996-11-14
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         COMMISSION FILE NUMBER: 0-27442


                              OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)



           DELAWARE                                            04-2969720
 (State or other jurisdiction of                             (IRS employer
  incorporation or organization)                             identification No.


 2000 NORTH 14TH STREET, SUITE 550
         ARLINGTON, VA                                            22201
(Address of principal executive office)                         (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 522-7778

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


 Title of Each Class:                                   Name of Each Exchange
COMMON STOCK, PAR VALUE                                  on which Registered:
   $0.01 PER SHARE                                      NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,659,962 shares of common stock were outstanding as of October 31, 1996.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                                                OMNIPOINT CORPORATION

                                             CONSOLIDATED BALANCE SHEETS

                                          (In thousands, except share data)
                                                                                    September 30,
                                                                                        1996           December 31,
                                                                                     (unaudited)          1995
                                                                                   ----------------  ----------------
                                      ASSETS

Current assets:
  Cash and cash equivalents                                                        $    161,669       $   57,784
  Short term investments                                                                 57,023               -
  Escrow deposit                                                                         27,123               -
  Prepaids and other assets (Note 3)                                                      1,146            5,040
  Inventory (Note 2)                                                                      7,964            1,310
                                                                                   ----------------  ----------------
   Total current assets                                                                 254,925           64,134
Fixed assets, net (Note 4)                                                               93,666           18,957
FCC licensing  costs,  net of  accumulated  amortization  of $15,632  and
    $9,116 as of September 30, 1996 and December 31, 1995, respectively                 743,241          338,402
Network infrastructure deposit                                                            2,052               -
FCC deposit                                                                              60,000           40,000
Escrow deposit                                                                           26,357               -
Long term investments                                                                     5,063               -
Deferred financing costs and other intangible assets, net of accumulated amortization of $1,236 and $987 as of September 30, 1996 and December
   31, 1995, respectively                                                                20,522           13,497
                                                                                   ----------------  ----------------
      Total assets                                                                 $  1,205,826      $   474,990
                                                                                   ================  ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                        2,575            3,331
  Accrued expenses (Note 5)                                                               7,238            4,593
  Payable for Network Infrastructure equipment                                           24,518               -
  Accrued interest payable                                                                  500              388
  Capital lease obligations - current portion                                                95              182
  Credit agreement                                                                           -            36,500
  Convertible Subordinated Notes                                                             -            16,250
  Deferred revenue                                                                           -             4,300
                                                                                  ----------------  -----------------
          Total current liabilities                                                      34,926           65,544

Capital lease obligations - long term portion                                                12              106
Loan payable under financing agreement                                                       -            31,758
Senior notes                                                                             18,136           16,485
11 5/8% Senior notes due 2006 (Note 7 and 16)                                           250,000               -
FCC license obligations (Note 8 and 9)                                                  707,960          347,518


Commitments and contingencies (Note 10 and 14)

Redeemable  convertible  preferred  stock,  $.01  par  value,  5,750,000  shares authorized  at  December  31,  1995:
  Series  A;  666,667  shares  issued and outstanding at December 31, 1995
            (at liquidation preference)                                                      -             1,500
  Series    B;  cumulative   preferred   stock;   1,651,714  shares  issued  and
            outstanding at December 31, 1995 (liquidation  preference of $17,244
            at December 31, 1995), net of issuance costs                                     -            15,919
  Series    C;  cumulative   preferred   stock;   1,866,338  shares  issued  and
            outstanding at December 31, 1995 (liquidation  preference of $29,106
            at December 31, 1995), net of issuance costs                                     -            26,708

Stockholders' equity (deficit):
  Common stock, par value, $.01 per share;
   75,000,000  shares  authorized;  24,658,618  shares issued and outstanding at
   December 31, 1995 and 50,631,748  shares issued and  outstanding at September
   30, 1996                                                                                 505              247
  Additional paid-in capital                                                            321,078           29,860
  Accumulated deficit                                                                  (124,762)         (59,498)
  Unearned compensation                                                                    (831)             (23)
  Notes receivable                                                                       (1,198)          (1,134)
                                                                                   ----------------  ----------------
      Total stockholders' equity (deficit)                                              194,792          (30,548)
                                                                                   ================  ================
      Total liabilities and stockholders' equity                                   $  1,205,826      $   474,990
                                                                                   ================  ================


                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                       ----------------------------------    ----------------------------------
                                                            1996               1995               1996              1995
                                                       ----------------   ---------------    ----------------  ----------------

Revenues
                                                       $         -        $         -        $         -       $            -


Operations expenses:
  Research and development                                     8,251             3,643              21,669             8,820
  Sales, general, and administrative                          11,418             3,649              21,457             8,098
  Depreciation and amortization                                2,779             2,907               9,374             8,288
                                                       ----------------   ---------------    ----------------  ----------------
      Total operating expenses                                22,448            10,199              52,500            25,206

      Loss from operations                                   (22,448)          (10,199)            (52,500)          (25,206)


Other income (expense):
  Interest and other income                                    3,119               400               5,830               579
  Interest expense related to the New York MTA
    License obligation reversed in December 1995 (Note 8)         -             (8,270)                 -            (23,983)
  Interest expense                                            (8,522)               -              (18,594)             (622)
                                                       ----------------   ---------------    ----------------  ----------------

            Net loss                                   $     (27,851)     $    (18,069)      $     (65,264)    $     (49,232)
                                                       ================   ===============    ================  ================

      Loss per share                                   $       (0.55)     $      (0.58)      $       (1.44)    $       (1.28)
                                                       ================   ===============    ================  ================

Weighted average common shares outstanding                    50,278            31,397              45,458            38,597
                                                       ================   ===============    ================  ================


                 See notes to consolidated financial statements


                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -----------------------------
                                                                                       1996            1995
                                                                                   -------------   -------------
Cash flows used in operating activities:
  Net loss                                                                         $   (65,264)    $   (49,232)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization and depreciation                                                       9,374           8,288
     Compensation expense from stock grants                                                174              70
     Increase in employee notes receivable and related accrued interest                    (64)           (108)
     Accrued interest                                                                      112              -
     Interest expense associated with warrants                                              -              300
     Issuance of common stock in exchange for services                                      -               59
     Interest expense associated with amortization of discount and issuance costs        1,921              -
     Interest income associated with restricted cash                                      (265)             -
     Delivery of pilot system equipment funded by financing agreement                      540              -
     Changes in assets and liabilities:
       (Increase) decrease in operating assets:
          Prepaid expenses and other assets                                                (79)            (41)
          Inventory                                                                     (6,655)           (342)
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                                          3,728            (359)
          Accrued interest payable on credit facility                                       -              139
          Accrued interest on New York MTA License obligation, reversed in
           December 1995                                                                    -           23,826
                                                                                   -------------   -------------

Net cash used in operating activities                                                  (56,478)        (17,400)
                                                                                   -------------   -------------

Cash flows used in investing activities:
     Purchase of equipment                                                             (64,611)         (1,334)
     Deposits for network infrastructure equipment                                      (2,052)             -
     Down payments for FCC licenses                                                    (50,913)             -
     Refund of FCC deposit                                                              40,000              -
     Deposits for FCC auctions                                                         (60,000)             -
     Purchase of investment securities                                                 (62,085)             -
                                                                                   -------------   -------------

Net cash used in investing activities                                                 (199,661)        (1,334)
                                                                                   -------------   -------------

Cash flows from financing activities:
     Proceeds from line of credit loan agreement                                            -          10,000
     Proceeds from issuance of preferred stock, net of issuance costs                       -          16,708
     Proceeds from issuance of common stock associated with warrants & options             693             89
     Proceeds from financing agreement                                                  55,549             -
     Payment on financing agreements                                                   (75,178)            -
     Payments of obligations under capital leases                                         (180)          (241)
     Proceeds from credit agreement                                                     60,000             -
     Payments on credit agreement                                                      (96,500)            -
     Proceeds from initial public offering, net of expenses                            118,437             -
     Proceeds from secondary public offering, net of expenses                          110,684             -
     Proceeds from offering of senior notes                                            188,056             -
     Dividends accrued and paid                                                         (1,537)            -
     Proceeds from credit facility, net of issuance costs                                   -           1,233
                                                                                   -------------   -------------
Net cash provided by financing activities                                              360,024         27,789
                                                                                   -------------   -------------
Net increase in cash and cash equivalents                                              103,885          9,055


Cash and cash equivalents at beginning of period                                        57,784          5,543
                                                                                   -------------   -------------
Cash and cash equivalents at end of period                                         $   161,669     $   14,598
                                                                                   =============   =============

Supplemental cash flow information (Note 15)

                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                        (In thousands, except share data)


                  For The Nine Months Ended September 30, 1996

                                                                                                                        Total
                                  Common Stock          Additional     Accumulated      Unearned        Notes       Stockholders'
                               Shares       Amount       Paid-in         Deficit      Compensation   Receivable        Equity
                                                         Capital                                                      (Deficit)

Balance, December 31, 1995   $24,658,618    $  247       $  29,860      $  (59,498)     $    (23)     $ (1,134)      $(30,548)
Dividends accrued on
   Series B and Series C
   Preferred Stock                    -        -              (273)            -              -             -            (273)
Shares issued at initial
   public offering,
   net of expenses             8,050,000        80         118,357             -              -             -         118,437
Shares issued at secondary
   public offering,
   net of expenses             4,500,000        45         110,639             -              -             -         110,684
Conversion of
   subordinated debt           1,562,500        16          16,234             -              -             -          16,250
Conversion of
   preferred stock            10,605,591       106          44,597             -              -             -          44,703
Exercise of stock options        732,853         7             684                                                        691
Exercise of stock Warrants       346,999         4              (2)                                                         2
Options issued in form of
   advanced compensation              -          -             982             -            (982)           -              -
Amortization of
   unearned compensation              -          -             -               -             174            -             174
Interest on employee
   notes receivable                   -          -             -               -              -            (80)           (80)
Forgiveness of employee
   notes receivable                   -          -             -               -              -             16             16
Net loss                              -          -             -           (65,264)           -             -         (65,264)
                            ------------  ----------   -------------   -----------    ------------    -----------    ----------
Balance, September 30, 1996 $ 50,456,561  $     505    $   321,078     $  (124,762)   $     (831)     $ (1,198)      $194,792
                            ============  ==========   =============   ===========    ============    ===========    ==========


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

     On January 31, 1996, the Company completed an initial public offering in which 8,050,000 shares of common stock were issued, which provided the Company with proceeds of approximately $118.4 million net of expenses. On July 3, 1996, the Company completed a secondary offering in which 4,500,000 shares of common stock were issued, which provided the Company with proceeds of approximately $110.7 million net of expenses. On August 27, 1996, the Company completed the sale of $250.0 million senior unsecured term notes, which provided the Company with proceeds of approximately $188.1million net of expenses and cash deposited in escrow to pay two years interest.

     Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at date of acquisition.

     Short term investments consist primarily of money market notes and preferred stock, commercial paper and corporate fixed income bonds with original maturities of less than twelve months.

     Pursuant to Statement of Financial Accounting Standards No. (SFAS) No. 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holdings gains and losses on securities classified as trading are reported as earnings. The fair value of investments is determined based on quoted market prices. The Company determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation at each balance sheet date. The costs of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income. The cost of securities is based on specific identification.

     At September 30, 1996, $25.4 million of trading securities and $31.6 million of held to maturity securities were included in short-term investments. The trading securities consists of money market preferred stock. The held to maturity securities consist of commercial paper and fixed income corporate bonds.

     Certain prior year amounts have been reclassified to conform with the nine month presentation.

2.   INVENTORY:

     There are two major inventory components, raw materials and GSM handsets. Raw materials are used in development of the Company's technology. GSM handsets are recorded at the lower of cost or market and available for sale to subscribers in the New York MTA. Inventory consists of the following at September 30, 1996 (unaudited) and December 31, 1995:

                                      September 30,       December 31,
                                         1996                1995
                                   ------------------  -----------------
                                              (In thousands)

             GSM Handsets          $        6,994      $          -
             Raw Materials                    970              1,310
                                   ------------------  -----------------

                                   $        7,964      $       1,310
                                    ==================  =================
3.   PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consist of the following at September 30, 1996 (unaudited) and December 31, 1995:

                                           September 30,       December 31,
                                            1996                1995
                                         ------------------  -----------------
                                                       (In thousands)
          Advance payment for pilot
           system equipment financed
           through financing agreement  $      -             $  4,840
             Prepaid rent                     144                  -
             Insurance                        189                  -
             Deposits                         476                  83
             Other                            337                 117
                                         ------------------  -----------------

                                        $   1,146            $  5,040
                                         ==================  =================
 4.  FIXED ASSETS:

     Fixed assets including equipment under capital leases consist of the following at September 30, 1996 (unaudited) and December 31, 1995:

                                              September 30,       December 31,
                                                 1996                1995
                                           ------------------  -----------------
                                                        (In thousands)
        Building                           $         1,843     $          1,190
        Office equipment                             2,253                  649
        Lab equipment                               10,095                3,693
        Network infrastructure equipment            57,422               12,634
        Cell sites                                  17,500                   -
        Furniture and fixtures                         674                  265
        Purchased software                           3,496                1,453
        Building and leasehold improvements          4,490                1,325
        Vehicles                                       454                  214
                                           ------------------  -----------------
                                                    98,227               21,423
        Less:  accumulated depreciation             (4,561)              (2,466)
                                           ------------------  -----------------
                                           $        93,666     $         18,957
                                           ==================  =================

     Network infrastructure equipment includes approximately $1.3 million of capitalized interest at September 30, 1996.

5.   ACCRUED EXPENSES:

     Accrued expenses consist of the following at September 30, 1996 (unaudited) and December 31, 1995:

                                            September 30,       December 31,
                                               1996                1995
                                          ------------------  -----------------
                                                      (In thousands)
        Salaries and benefits             $           2,333   $            724
        Bonuses                                          -                 350
        Relocation                                      510                539
        Professional fees                             3,674                464
        Accrued bond issuance costs                     292                 -
        Dividends                                        -               1,839
        Initial public offering/
          secondary offering costs                       -                 593
        Other                                           429                 84
                                          ------------------  -----------------

                                          $           7,238   $          4,593
                                          ==================  =================


6.    FOLLOW-ON EQUITY OFFERING:

     On July 3, 1996, the Company completed a follow-on public offering of 4,500,000 shares of common stock. Net proceeds to the Company totaled approximately $110.7 million after underwriters' commissions and associated offering costs. The net proceeds are expected to be used principally for the second required principal payment and subsequent interest payments for the Entrepreneurs' Band C Block licenses, for working capital and capital expenditures related to the Entrepreneurs' Band networks and for the New York MTA operations.

7.    SENIOR NOTES OFFERING:

     On August 27, 1996, the Company completed the private placement of $250.0 million Senior Unsecured Ten Year term notes. The Company received approximately $188.1 million, net of offering costs and placed $53.3 million in escrow to pay the first two years' interest. Prior to August 15, 1999, the Company may redeem, with the net proceeds of one or more public equity offerings or sales of certain capital stocks, up to one-third of the notes originally outstanding at the redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, provided that at least two-thirds of the notes remain outstanding. The notes will be redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2001, at redemption prices set forth in the Company's November 15, 1996 Exchange Offer prospectus. Additionally, the Company filed an exchange offer for these notes on Form S-4 that was declared effective on November 5, 1996. The public notes offered in exchange for the private placement notes are identical in all material respects (Note 16).

8.   NEW YORK MTA LICENSE OBLIGATION:

     Prior to December 31, 1995, the FCC had not implemented the exact terms for principal and interest payments on the New York MTA License. The initial terms generally allowed for installment payments over the first five years of the License with interest-only for at least the first two years. Since payments did not begin until after the New York MTA License and Pioneer's Preference orders were no longer subject to judicial review, the FCC had not yet determined the interest rate to be charged or the timing and nature of the installment payments and related issues. Therefore, the Company estimated and accrued interest at the prime rate (8.75% at September 30, 1995) from the date of the New York MTA License obligation was awarded, and had recorded accrued interest as of September 30, 1995 of approximately $25.4 million. On March 8, 1996, the FCC adopted an Order which specifies the license payment terms, such as the interest rate and timetable for payment of the principal obligations for recipients of the Pioneer's Preference license. The FCC adopted an interest rate of 7.75%. Payments commenced 30 days from the Order date or April 8, 1996, and thereafter are due on April 30, July 31, October 31 and January 31 over the next five years. The five year payment period runs and interest accrues from the adoption date of March 8, 1996.

     Based on the Order, the Company revised its estimate and accrual of interest. Pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes," this change in accounting estimate was recorded in the Company's financial statements during December 1995, resulting in a decrease in 1995 interest expense of approximately $33.5 million. Had this adjustment been retroactively recorded in the nine months ended September 30, 1995, the net loss and loss per common share would have been $(25.2) million and $(0.65), respectively.

9.   ENTREPRENEURS' BAND C BLOCK LICENSES:

     The Company successfully bid for 18 Entrepreneurs' Band BTA licenses for an aggregate price of $509.1 million. The Company made its down payment of 10%, or $51.0 million in two equal installments, on May 14, 1996 and September 24, 1996. The licenses were awarded to the Company on September 17, 1996. The remaining 90%, of the license payments, or $458.2 million, is due in quarterly installments beginning in the year 2003 and continuing until 2006. The license payments bear interest at 7% per annum until paid. The license payments and amount for the Entrepreneurs' Band BTA are accounted for in accordance with the recently agreed upon industry practices. Based on the Company's estimate of borrowing costs for debt similar to that issued by the US government, the Company used an 11% discount rate. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.


10.  ERICSSON AGREEMENTS:

     On April 16, 1996, Ericsson, Inc. ("Ericsson") and the Company entered into definitive agreements governing (i) the licensing and supply arrangement related to the Omnipoint System, (ii) the purchase by OCI or other Omnipoint affiliates of PCS 1900 handsets, (iii) the sale by Ericsson of IS-661 and GSM infrastructure equipment, and (iv) cooperation of marketing standards and technical activities. Under the terms of the licensing and supply agreement, Ericsson will pay license fees and royalties, including an initial $4.5 million license fee after the Company places purchase orders for $85.0 million of equipment and services. In addition, under the agreement for the purchase of Ericsson infrastructure equipment, the Company and its affiliates will purchase $250.0 million of a mix of IS-661 and PCS 1900 infrastructure equipment. Under the handset agreement, the Company will purchase GSM handsets. These commitments are to be fulfilled within five years of the date upon which the definitive agreement was executed. In April 1996, the Company entered into a non-binding memorandum of understanding with Orbitel Mobile Communications Ltd. ("Orbitel"), a wholly-owned subsidiary of Ericsson, which contemplates agreements pursuant to which Orbitel will develop, manufacture and supply to the Company both IS-661 and dual mode IS-661/PCS 1900 handsets under a mutually agreeable timetable after OCI agrees to a minimum purchase commitment to be determined when the parties have ascertained the resources necessary for the development and manufacture of such handsets. The Company signed a credit facility with Ericsson to provide financing to the Company for up to $132.0 million for the purposes of financing the purchase of equipment and services from Ericsson for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, matures on June 30, 1998. The principal amount on other portions of the facility are payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for re-borrowing unless allowed by mutual consent. Interest on the Ericsson Credit Facility is payable quarterly at varying interest rates at a base or LIBOR rate at the Company's election.

     Under the terms of the Ericsson Credit Facility, the Company's subsidiary, Omnipoint Communications, Inc.("OCI")is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default.

     The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari passu basis with Northern Telecom.

     The Company paid all outstanding balances to Ericsson on September 30, 1996, or approximately $2.1 million.

11.  DELIVERY OF IS-661 PILOT SYSTEM:

     The Company's Equipment division is developing a proprietary technology that is suitable for a variety of digital wireless applications, including mobile network systems and wireless local loop. The Company's technology can be integrated with wireless Global System for Mobile Communications networks and local telephone switching platforms. This technology, officially designated as IS-661 by the Joint Technical Committee on Wireless Access, is a proprietary Common Air Interface system using spread spectrum.

     During the first nine months of 1996, the Company's Equipment division manufactured and delivered the IS-661 pilot system to the Service division. The Company recognized deferred revenue and deferred assets as research and development expenses associated with the delivery and installation of the pilot system.


12.  LINE OF CREDIT
     In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two ("OPCSE Two"), entered into a secured revolving credit facility. The agreement provided for up to $100.0 million in revolving credit for a maximum of nine months from its initial funding date. Subsequent to the initial drawing, the committed amount of the credit facility may not exceed the initial drawing. The initial funding took place on August 12, 1996, in the amount of $60.0 million and was repaid on August 13, 1996. The facility is secured by all assets of OPCSE Two and a pledge of all capital stock of OPCSE Two owned by a wholly-owned subsidiary of the Company. The Company has also guaranteed the payment and performance of the OPCSE Two's obligation.

13.  D, E AND F BLOCK AUCTION:


     In August 1996, the Company made a $60.0 million deposit with the FCC to participate in the D, E and F Block auction. The deposit qualifies the Company to participate in the D, E and F Block auction and will be used to satisfy any commitments arising from the Company's successful bidding in the D, E and F Block auction. Winning bidders for the D and E Block licenses must submit sufficient funds to bring the to total amount of money on deposit with the FCC to 20% of their net winning bids within five business days of the auction closing notice and pay the remaining 80% within five business days of the license grant. F Block winning bidders will receive 15% or 25% bidding credit if their annual gross revenues averaged over the preceding three calendar years is less than $40.0 million or $15.0 million, respectively. Within five business days after release of the D, E and F Block auction closing notices, F Block winning bidders must submit sufficient funds to bring the total amount of money on deposit with the FCC to 10% of their net winning bids. Within five business days of the license grant, F Block winners must bring the total amount on deposit with the FCC up to 20% of their net winning bids, and may execute a 10-year promissory note for the balance.


14.  COMMITMENTS AND CONTINGENCIES:

     During 1994, the Company entered into an agreement to purchase $100.0 million of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of the purchase obligation of Omnipoint Communications Inc., a subsidiary of the Company ("OCI"), are satisfied and OCI fails to purchase $100.0 million of equipment and services, it may have to pay a penalty of 10% of the satisfied portion of the $100.0 million, which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100.0 million to $250.0 million. The Company has purchased approximately $61.0 million under this purchase commitment as of September 30, 1996.

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

     On April 16, 1996, the Company, through its subsidiary, OCI, signed a five year agreement with Ericsson to purchase $85.0 million of infrastructure equipment , software and engineering, installation and testing services. Of this amount, $75.0 million shall relate to PCS 1900/GSM based equipment and services and $10.0 million or less shall relate to IS-661 based equipment and services. In addition, had the Company acquired C-Block licenses covering
     27.0 million people, beyond those in the New York MTA, the Company would have been obligated to purchase $165.0 million in additional equipment and services, of which $105.0 million would relate to PCS 1900/GSM equipment and services. As the Company acquired less than the 27.0 million people beyond the New York MTA, the Company remains obligated to make additional purchases, but the $165.0 million and the $105.0 million will be reduced proportionately to the actual coverage level obtained or such purchase level commitments shall be reduced in such other manner as the parties agree is equitable. The Company placed purchase orders for approximately $46.9 million under this purchase commitment as of September 30, 1996. The NT and Ericsson Credit Facilities are secured by a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets. The Company paid all outstanding balances to NT and Ericsson on September 30, 1996, or approximately $73.2 and $2.1 million, respectively.

     On July 1, 1996, the Company, through its subsidiary, OCI, signed a five year agreement with a provider of billing and customer-care services for which the Company will be provided with software products and services to support its billing and customer-service requirements. The Company guaranteed an annual voice services processing commitment of 22,800,000 voice services as defined in the agreement over the next five years or $14.1 million.

     On June 28, 1996, the Company, through its subsidiary,OCI, signed a three year agreement to receive fault, configuration and performance management services for its GSM network through a nonexclusive license of certain software. The Company will pay a fee of $0.0866 per POP for each area that is managed, directly or indirectly, by this software. The Company made an initial commitment of 40 million POPs or $3.5 million. The Company made payments of $1.0 million related to this commitment prior to September 30, 1996 and the remaining $2.5 million is due prior to June 30, 1997.


15.  SUPPLEMENTAL CASH FLOW INFORMATION (UNAUDITED):

                                                                                       Nine Months Ended September 30,
                                                                                          1996                1995
                                                                                    ------------------  -----------------
                                                                                               (In thousands)
         Noncash investing and financing activities:
           Capital lease obligations incurred                                                   -                  88
           Government financing for FCC licenses                                           360,442                 -
           Common stock issued upon conversion of subordinated notes                        16,250                 -
           Issuance of options as a form of advanced compensation                              982                 -
           Common stock issued in exchange for employee notes receivable                        -                  75
           Conversion of preferred stock in connection with the offering                    44,703                 -
           Issuance of Series B preferred stock in payment of Series B
               dividend                                                                        576              1,517
           Pilot system equipment funded by financing agreement                              1,321                 -
           Issuance of Series C preferred stock in exchange for amounts
                due under the line of credit                                                    -              10,000
           Dividends accrued on Series B and Series C preferred stock                           -               1,030
           Proceeds from credit facility used to pay origination fee                            -               7,500
           Common stock issued in exchange for services                                         -                  58


16.  SUBSEQUENT EVENTS (UNAUDITED):

     SENIOR NOTES EXCHANGE OFFER FILED ON REGISTRATION FORM S-4

     The Company offered to exchange (the "Exchange Offer") its 11 5/8% Senior Notes due 2006, which have been registered on Form S-4 under the Securities Act of 1933, as amended (the "New Notes"), for any and all of its outstanding 11 5/8% Senior Notes due 2006 (the "Old Notes") .

     The Prospectus containing the terms and conditions of the Exchange Offer is dated November 5, 1996.
     The Company will accept for exchange any and all old notes that are validly tendered and not withdrawn prior to the Exchange Offer expiration at 5:00 p.m. December 10, 1996. Tenders of Old Notes may be withdrawn at any time prior to the expiration of the Exchange Offer.

     The New Notes will be obligations of the Company evidencing the same indebtedness as the Old Notes and is governed by the same indenture as the Old Notes.

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

OVERVIEW

     Omnipoint reported a third quarter 1996 loss of $27.9 million or $0.55 per share, an increase of 54.1%, or approximately $9.8 million, compared to the same quarter in 1995. For the nine months ended September 30, 1996, the Company reported a loss of $65.3 million, or $1.44 per share, an increase of 32.7%, or approximately $16.1 million, compared to the same period in 1995. The 1995 third quarter loss was $18.1 million, or $0.58 per share, and a nine month 1995 loss of $49.2 million, or $1.28 per share. On March 8, 1996, the FCC adopted an order setting the interest rate for the New York MTA License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed accrued interest of $33.5 million related to the License in December 1995. Had this adjustment been retroactively recorded in the nine months ended September 30, 1995, the net loss and loss per share would have been $25.2 million and $0.65, respectively. For the three month period ending September 30, 1995, the loss would have been $9.8 million, or $0.31 per share.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Research and development expenses increased by 130.6%, or approximately $4.7 million, to $8.3 million for the three months ended September 30, 1996 compared to $3.6 million for the three months ended September 30, 1995. The increase was primarily due to an increase of $1.3 million for project management and other costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $355,000 for equipment leases and rentals, and an increase of $2.4 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

     Sales, general and administrative expenses increased by 216.7%, or approximately $7.8 million, to $11.4 million for the three months ended September 30, 1996 compared to $3.6 million for the three months ended September 30, 1995. Of this increase, $1.9 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $1.7 million in advertising and promotion, $280,000 in consulting service fees, $1.2 million in rent, utility and other building expenses, and $358,000 in equipment rentals and leases. The Company expects that such expenses will continue to increase significantly during the remainder of 1996 as the Company continues to expand its operations.

     Depreciation and amortization decreased by 4.4%, or approximately $128,000, to $2.8 million for the three months ended September 30, 1996 compared to $2.9 million for the three months ended September 30, 1995. Depreciation on operating network assets being deployed within the New York MTA will commence once the network is launched.

     Interest and other income increased approximately $2.7 million, to $3.1 million for the three months ended September 30, 1996 compared to $400,000 for the three months ended September 30, 1995. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short term and long term investments. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995, the proceeds of $118.4 million received from the Company's initial public offering in January 1996, $110.7 million from a follow-on public offering in July 1996, and $188.1 million for sale of 11 5/8% senior notes in August 1996 (the "Senior Notes").

     Interest expense increased by 3.0%, or approximately $252,000, to $8.5 million for the three months ended September 30, 1996 compared to $8.3 million of the three months ended September 30,1995. The interest expense for the three months ended September 30, 1995 included $8.3 million of accrued interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA License during December 1995. Had this adjustment been retroactively recorded in the three months ended September 30, 1995, the net loss and loss per share would have been $9.8 million and $0.31, respectively.

     Net loss increased by 54.1%, or approximately $9.8 million to $27.9 million for the three months ended September 30, 1996 compared to $18.1 million for the three months ended September 30, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $2.5 million in net interest expense.



Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Research and development expenses increased by 146.6%, or approximately $12.9 million, to $21.7 million for the nine months ended September 30, 1996 compared to $8.8 million for the nine months ended September 30, 1995. The increase was primarily due to an increase of $1.5 million in the purchase of research and development components and non-recurring engineering, an increase of $1.0 million for the development and delivery of a pilot IS-661 mobility system, an increase of $1.3 million for project management and other costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $1.2 million for equipment leases and rentals and an increase of $5.7 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

     Sales, general and administrative expenses increased by 165.4%, or approximately $13.4 million, to $21.5 million for the nine months ended September 30, 1996 compared to $8.1 million for the nine months ended September 30, 1995. Of this increase, $4.1 million was due to payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $1.2 million in consulting service fees, $2.1 million in rent, utilities and other building expenses, $342,000 million in legal fees, $1.8 million in advertising and promotions, $887,000 in equipment rentals and leases and $224,000 in travel expense. The Company expects that such expenses will continue to increase significantly during 1996, as the Company continues to expand its operations.

     Depreciation and amortization increased by 13.3%, or approximately $1.1 million, to $9.4 million for the nine months ended September 30, 1996 compared to $8.3 million for the nine months ended September 30, 1995. The increase in the 1996 period was due to a general increase in depreciation related to the Company's research and development equipment.

     Interest and other income increased approximately $5.3 million, to $5.8 million for the nine months ended September 30, 1996 compared to $579,000 for the nine months ended September 30, 1995. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995 and the proceeds of $118.4 million received from the Company's initial public offering in January 1996, $110.7 million from a follow-on offering in July 1996 and $188.1 million from a sale of Senior Notes in August 1996.

 Interest expense decreased by 24.4%, or approximately $6.0 million, to $18.6 million for the nine months ended September 30, 1996 compared to $24.6 million of the nine months ended September 30, 1995. The interest expense for the nine months ended September 30, 1995 included $24.0 million of accrued estimated interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA License during December 1995. Had this adjustment been retroactively recorded in the nine months ended September 30, 1995, the net loss and loss per share would have been $25.2 million and $0.65, respectively.

     Net loss increased approximately $16.1 million to $65.3 million for the nine months ended September 30, 1996 compared to $49.2 million for the nine months ended September 30, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $11.3 million in net interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1996, the Company has financed its operations and met its capital requirements primarily through its initial public offering and follow-on public offering, vendor financing and the Senior Notes. These financing activities provided net cash of $360.0 million for the nine months ended September 30, 1996 compared to $27.8 million for the nine months ended September 30, 1995. Operating activities used net cash of $56.5 million for the nine months ended September 30, 1996 compared to $17.4 million for the nine months ended September 30, 1995. The increase resulted from the Company's additional activity relating to supporting product development and commencement of the New York MTA network buildout. Investing activities, network assets, licenses, and lab equipment used net cash of $199.7 million for the nine months ended September 30, 1996 compared to using $1.3 million for the nine months ended September 30, 1995. The increase consists of $64.6 million for purchases of New York MTA infrastructure related items and lab equipment used in engineering and manufacturing, and $50.9 million for the down payment on the Entrepreneur's Band FCC, $20.0 million in additional FCC deposits and $62.1 million for short and long term investments.

     As of September 30, 1996, the Company had working capital of approximately $220.0 million. In January 1996, working capital increased by $135.4 million, from a deficit of $1.4 million at December 31, 1995, to $134.0 million upon receiving $118.4 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the Company's initial public offering and the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of debt outstanding pursuant to a certain credit agreement and the conversion of $25.0 million of convertible subordinated notes upon the initial public offering, respectively. The increase in working capital was partially offset by the cash used to repay short-term debt. In July 1996, the Company received approximately $110.7 million of proceeds, net of expenses, from the issuance of 4,500,000 shares of Common Stock. The Company sold $250.0 million in Senior Notes in August 1996, yielding the Company $188.1 million after deducting expenses and $53.3 million in escrowed funds. Items reducing working capital include an additional $20.0 million in FCC deposits, $50.9 million for a 10 percent down payment on the FCC Entrepreneur C Block licenses, and a $75.2 million repayment of vendor financing debt.

     On March 8, 1996 the FCC adopted an order regarding the New York MTA License, the terms and conditions of which are as follows: (i) a five-year payment period with interest accruing at 7.75% from the adoption date of the order with the first payment due on the 30th day following such date and subsequent payments due quarterly on April 30, July 31, October 31 and January 31, (ii) interest only payments for the first two years and (iii) principal and interest payments for the remaining three years. The Company made the first interest payment of $2.2 million on April 5, 1996. The Company made a second payment of $4.5 million, representing interest from April 8 through June 30, 1996, on April 30, 1996.

     The Company has an agreement to purchase $250.0 million of equipment and services over the next five years from Northern Telecom. The Company has purchased approximately $61.0 million of equipment and services under such agreement. The Company has a $382.5 million credit facility with Northern Telecom, the "NT Credit Facility," to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. The Company also has an OEM agreement to sell certain equipment, hardware and software to Northern Telecom at its normal selling prices, which will result in licensing fees and revenues.

     The NT Credit Facility is secured by a pledge of all capital stock of Omnipoint Communications, Inc. ("OCI") owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets. Under the terms of the NT Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the NT Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. Interest on the NT Credit Facility is payable quarterly.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, matures on June 30, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of September 30, 1996, the Company repaid the entire outstanding balance of approximately $58.9 million of the NT Credit Facility.

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of September 30, 1996, OCI repaid all outstanding balances (principal and accrued interest) of approximately $14.9 million outstanding under the non-working capital portions of the facility.

     Subsequent to September 30, 1996, the Company has not initiated any additional draws on the NT or Ericsson Credit Facilities.

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

     On January 31, 1996, the Company completed an initial public offering of 8,050,000 shares of Common Stock resulting in proceeds, net of related expenses of approximately $118.4 million. In connection with the offering, all Preferred Stock was converted into 10,605,591 shares of Common Stock. The Company used a portion of the proceeds to pay down the outstanding balance of the credit agreement of $36.5 million in connection with its participation in the Entrepreneurs' Band auction.

     On July 3, 1996, the Company completed a follow-on public offering of 4,500,00 shares of common stock. Net proceeds to the Company totaled $110.7 million after underwriters' commissions and associated offering costs. The net proceeds are expected to be used principally for the second required principal payment and subsequent interest payments for the Entrepreneurs' Band C Block licenses, and for working capital and capital expenditures related both to the Entrepreneurs' Band networks and the New York MTA operations


      In August 1996, the Company made a $60.0 million deposit with the FCC to participate in the D, E and F Block auction. The deposit qualifies the Company to participate in the D, E and F Block auction and will be used to satisfy any commitments arising from the Company's successful bidding in the D, E and F Block auction. Winning bidders for the D and E Block licenses must submit sufficient funds to bring the to total amount of money on deposit with the FCC to 20% of their net winning bids within five business days of the auction closing notice and pay the remaining 80% within five business days of the license grant. F Block winning bidders will receive 15% or 25% bidding credit if their annual gross revenues averaged over the preceding three calendar years is less than $40.0 million or $15.0 million, respectively. Within five business days after release of the D, E and F Block auction closing notices, F Block winning bidders must submit sufficient funds to bring the total amount of money on deposit with the FCC to 10% of their net winning bids. Within five business days of the license grant, F Block winners must bring the total amount on deposit with the FCC up to 20% of their net winning bids, and may execute a 10-year promissory note for the balance.

     In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two, Inc. ("OPCSE Two"), entered into a credit facility with a bank. The agreement provides for up to $100.0 million in revolving credit for general working capital purposes with a draw down termination date and final repayment date of May 8, 1997. The initial funding took place on August 12, 1996, at which time the Company drew down $60.0 million (which was repaid on August 13, 1996). Subsequent to the initial drawing, the committed amount of the credit facility may not exceed the initial drawing and is subject to mandatory reduction under the terms of the credit agreement. Under the terms of the agreement, the Company paid a portion of the upfront fee and will pay additional fees based in part on amounts outstanding from time to time. Interest periods range from one to fourteen days, with interest rates set by the bank based on wholesale money market rates available to the bank. The facility is secured by all assets of OPCSE Two and a pledge of all capital stock of OPCSE Two owned by a wholly-owned subsidiary of the Company. The Company has also guaranteed the payment and performance of OPCSE Two's obligations.

     The Company entered into a credit facility with Ericsson, dated as of August 7, 1996, to provide financing to the Company for up to $132.0 million for the purpose of financing the purchase of equipment and services from Ericsson for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, and a portion which may be used to purchase handsets, mature on June 30, 1998. The principal amount on other portions of the facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for reborrowing except for the $2.1 million repaid the Company during the third quarter of 1996. Interest on the Ericsson Credit Facility is payable quarterly.

     Under the terms of the Ericsson Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari pasu basis with Northern Telecom pursuant to an inter-creditor arrangement.

     The Company paid all outstanding balances to Ericsson on September 30, 1996, or approximately $2.1 million.

     The Company successfully bid for 18 Entrepreneurs' Band BTA licenses for an aggregate price of $509.1 million. The Company made its down payment of 10%, or $51.0 million in two equal installments, on May 14, 1996 and September 24, 1996. The licenses were awarded to the Company on September 17, 1996. The remaining 90% of the license payments, or $458.1 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at 7%. The Entrepreneurs' Band BTA licenses are accounted for in accordance with the recently SEC mandated industry practices. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers. Based on the Company's estimate of borrowing costs for debt similar to that issued by the US government, the Company used an 11% discount rate.

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



                          Part II -- Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     3.1@      Amended and Restated Certificate of Incorporation of the Registrant.
     3.6*      Amended and Restated Bylaws of the Registrant.
     4.2       See Exhibit 3.1.
     10.1*     Registrant's Amended and Restated 1990 Stock Option Plan.
     10.2*     Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
     10.3*     Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
     10.4*     Form of Stock Option Agreement  outside scope of Registrant's  1990 Stock Option Plan for  non-qualified options.
     10.5*     Warrant  Certificate,  dated  August 2, 1991,  by and between the Registrant and Allen & Company Incorporated.
     10.6*     Warrant  Certificate,  dated  August 2, 1991,  by and between the Registrant and Allen & Company Incorporated.
     10.7*     Letter  agreement,  dated  June  29,  1995,  by and  between  the Registrant and Allen & Company Incorporated
               (relating to Exhibit 10.6).
     10.8*     Common Stock Purchase Warrant issued March 10, 1995, granted to Madison Dearborn Capital Partners, L.P.
     10.9*     Common Stock Purchase Warrant issued March 10, 1995, granted to  Madison Dearborn Capital Partners, L.P.
     10.10*    Proprietary Information,  Development and Non-Compete Agreement,  dated December 6, 1990, by and between the Registrant and Douglas G. Smith.
     10.11*    Employment   Agreement,   effective   October  1,  1995,  by  and  between  the  Registrant,   Omnipoint
               Communications Inc. and George F. Schmitt.
     10.12*    Promissory Note, dated October 1, 1995, by George F. Schmitt.
     10.13*    Stock  Restriction  Agreement,  dated  October 1, 1995,  by and  between  the  Registrant  and George F.
               Schmitt.
     10.14*    Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
     10.15*    Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
     10.16*    Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
     10.17*    Employment Agreement, dated December 5, 1994, by and between the Registrant and Randall Meals.
     10.18*    Promissory Note, dated December 5, 1994, by Randall Meals.
     10.19*    Promissory Note, dated September 19, 1995, by Randall Meals.
     10.20*    Stock Restriction Agreement, dated December 5, 1995, by and between the Registrant and Randall Meals.
     10.21*    Employment  Agreement,  dated June 21,  1994,  by and between  Omnipoint  Communications  Inc. and Harry
               Plonskier.
     10.22*    Stock Restriction  Agreement,  dated July 5, 1994, by and between the Registrant and Harry Plonskier.
     10.23*    Employment Agreement,dated June 16,  1991,  by and between the  Registrant  and Evelyn Goldfine.
     10.24*    Employment  Agreement,  dated April 15, 1994,  by and between the Registrant and Robert Dixon.
     10.25     [Intentionally left blank]
     10.26*    Form of Employment Agreement by and between the Registrant and its employees.
     10.27*    Form of Non-Disclosure Agreement.
     10.28*    Form of Stock Restriction Agreement by and between the Registrant and certain stockholders.
     10.29*    Series A  Convertible  Preferred  Stock  Purchase  Agreement,  dated August 2, 1991,  by and between the
               Registrant and Allen & Company Incorporated.
     10.30*    Series B Convertible  Preferred Stock Purchase  Agreement,  dated August 9, 1993, by and among the Registrant and
               Madison  Dearborn Capital Partners, L.P.
     10.31*    Amendment No. 1 to Series B Convertible  Preferred  Stock  Purchase  Agreement,  dated June 29, 1995, by and between the Registrant and Madison Dearborn Capital Partners, L.P.

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

     10.58*    Common Stock  Warrant  issued by the  Registrant  on November 22, 1995 to the holder identified therein.
     10.59*    Credit  Agreement,  dated as of November 21,  1995,  by and among OPCS Corp., Omnipoint PCS Entrepreneurs, Inc. and
               Bank of America National  Trust and Savings  Association.
     10.60*    Memorandum  of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
     10.60.1*  Letter  Agreement,  dated January 24, 1996, by and between the Registrant and between Ericsson Inc.
     10.61*    Convertible  Subordinated  Note  and  Warrant  Purchase  Agreement, dated December 12, 1995, by and between the
               Registrant and Hansol Paper Co., Ltd.
     10.62*    Convertible  Subordinated  Note and Warrant  Purchase  Agreement, dated as of November 29, 1995,  by and among the
               Registrant and the entities identified therein.
     10.63*    Letter of Intent,  dated  October  26,  1995,  by and between the Registrant and BellSouth Personal Communications,
               Inc.
     10.64*    Waiver of Registration Rights and Confirmation of 180-Day Lockup, dated as of October 31, 1995, by and between the
               Registrant  and  Ameritech Development Corporation.
     10.65*    Registration  Rights  Agreement  dated as of April 26, 1994, by and among the Registrant and the parties thereto.
     10.66*    Contract for Sale of Real Estate,  dated August 30,  1995,  by and between F&R Bari Realty,  Ltd.,  Inc.
               and Omnipoint Communications Inc.
     10.67*    Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
     10.68+    Acquisition  Agreement  for  Ericsson  CMS  40  Personal  Communications  Systems  (PCS)  Infrastructure
               Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
     10.69+    Acquisition  Supply  and  License  Agreement  for  Omnipoint  Personal   Communications   Systems  (PCS)
               Infrastructure  Products,  dated as of April 16,  1996,  by and  between  Ericsson  Inc.  and  Omnipoint
               Communications Inc.
     10.70+    Agreement for Purchase and Sale of Ericsson Inc.  Masko Terminal  Units,  dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
     10.71+    Memorandum of  Understanding,  dated April 2, 1996, by and between  Orbitel Mobile  Communications  Inc.
               and the Registrant.
     10.72++   Letter of Intent,  dated  November 20,  1995,  by and between the Registrant and Western Wireless Corporation.
     10.73++   Letter of Intent,  dated February 26, 1996, by and between  Omnipoint  Communications  Inc. and American
               Portable Telecom, Inc.
     10.74++   Letter of Intent,  dated March 22,  1996,  by and between  Omnipoint  Communications,  Inc. and American
               Personal Communications.
     10.75++   Letter of Intent, dated May 13, 1996, by and between the Registrant and InterCel,  Inc.
     10.76++   License  agreement dated March 22, 1996 by and between the  Registrant and Bender & Company,  Inc.
     10.77++   Second License Agreement, dated April 17, 1996, by and between the Registrant and Bender &
               Company, Inc.
     10.78++   Lease  Agreement,  dated  March 1, 1996,  by and between  Omniset  Corporation  and Roots Stone  Limited
               Partnership.
     10.79@@   Escrow Agreement by and among the  Registrant,  the Chase  Manhattan Bank and Marine Midland Bank, dated August 27,
               1996
     11.1      Statement of computation of loss per share.
     22.1*     Subsidiaries of the Registrant.
     27        Financial Data Schedule
----------
@    Incorporated  herein by reference to Company's  Annual  Report on Form 10-K for the fiscal year ended December 31, 1995.
@@   Incorporated herein by reference from the Company's Current Report on Form 8-K, filed September 10, 1996.
*    Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
+    Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996, as amended.
++   Incorporated herein by reference to the Company's Registration Statement Form S-1, No. 333-03739.
----------
(b)  Reports on Form 8-K
     Report  on Form 8-K  filed  September  10,  1996,  Item 5,  disclosing  the consummation  of the private  placement of $250 million of the Company's 11 5/8%
     Senior Notes due 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OMNIPOINT CORPORATION


Date:  November 14, 1996                          /s/ Bradley E. Sparks
                                                  -------------------------
                                                  Bradley E. Sparks
                                                  Chief Financial Officer