Form 10-K405
period 1996-12-31
OMNIPOINT CORP \DE\
filed 1997-03-31
CIK 1002532

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(MARK ONE)
         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       ----      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

      ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1996.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1997 was approximately $273,105,763.

     The number of shares outstanding of the Registrant's Common Stock, as of March 27, 1997 was 51,331,657 shares of Common Stock.

                             OMNIPOINT CORPORATION
                                   FORM 10-K


                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----

                                     PART I

Item 1.  Business...................................................................    1

         Overview
         Strategy
         Industry Background
         Service Business
         Technology Business
         Strategic Relationships
         Regulatory Environment
         Patents and Other Intellectual Property Rights
         Employees

Item 2.  Properties.................................................................

Item 3.  Legal Proceedings..........................................................

Item 4.  Submission of Matters to a Vote of Security Holders........................


                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters....

Item 6.  Selected Financial Data...................................................

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................

Item 8.  Financial Statements and Supplementary Data................................

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.......................................................


                                    PART III

Item 10. Directors and Executive Officers of the Registrant........................

Item 11. Executive Compensation.....................................................

Item 12  Security Ownership of Certain Beneficial Owners and Management.............

Item 13. Certain Relationships and Related Transactions.............................


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........


          Exhibit Index.............................................................

          Signatures................................................................

FORWARD-LOOKING STATEMENTS

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                    PART I

ITEM 1.     BUSINESS.

OVERVIEW

     Omnipoint is a leader in commercializing personal communications services ("PCS"). Omnipoint has been awarded PCS licenses for 40.2 million population equivalents ("POPs", the Paul Kagan Associates 1996 PCS Atlas & Databook estimate of the 1996 population of a particular Major Trading Area ("MTA") or Basic Trading Area ("BTA") or the total U.S.) and is the winning bidder on additional PCS licenses for areas that will increase the Company's total holdings to approximately 96.5 million non-overlapping POPs. Over 60% of these POPs are located in a contiguous area in the northeast region of the U.S. from Maine to Virginia. With the grant of licenses from the recent auction by the Federal Communications Commission ("FCC") of the D, E and F Block PCS licenses (the "D, E and F Block auction"), Omnipoint will be the fourth largest PCS licensee in the U.S.

     The Company holds a license for the New York MTA, the largest MTA in the U.S., with approximately 26.9 million POPs, and Entrepreneurs' Band C Block PCS licenses for 18 BTAs with approximately 13.3 million POPs, including the Philadelphia, Atlantic City, Buffalo and Rochester BTAs. In the recently completed D, E and F Block auction, the Company was the winning bidder on 109 licenses (59 D and E Block licenses and 50 Entrepreneurs' Band F Block licenses). The winning bids include licenses in Boston, Providence, Washington D.C., Baltimore, Miami, Detroit, St. Louis, Indianapolis, Norfolk and other BTAs. The Company will pay an average of $10.75 per POP over periods of five and ten years for its licenses covering 96.5 million POPs. The Company also develops technology and equipment for PCS. The Company's proprietary technology is suitable for a variety of digital wireless applications including wireless local loop ("WLL"). Omnipoint's technology is being integrated with both wireless Global System for Mobile Communications ("GSM") networks and local telephone switching platforms.

     Omnipoint has spent several years developing and refining its core technology, including developments in spread spectrum, since the Company's incorporation in 1987. From inception to 1992, the Company developed several working prototypes for various wireless voice, data and digitized compressed video transmission projects. The Company's success in developing its technology for the first digital PCS system at 1.9 GHz during 1991 and 1992 was instrumental in the FCC awarding the Company one of three Pioneer's Preferences in 1993. As a result of the Pioneer's Preference, the FCC issued to the Company in December 1994 a 30 MHz license to provide PCS services for the New York MTA ("the New York MTA License").

     Omnipoint's strategy for its service business is to become a leading
provider of wireless services in its markets.   The Company commenced operations
of the first commercial PCS services in the New York City area at the end of 1996. The Company will continue to build out the New York MTA network and plans to build and operate PCS networks in the areas covered by its BTA licenses, focusing initially on the most densely populated portions of these areas and on
major commuting corridors.   The Company believes that existing cellular systems
in the most densely populated areas, particularly within the New York City metropolitan area, provide inadequate capacity and that service during peak hours for current cellular users and the anticipated growth in wireless demand
will add to this problem.   The Company intends to use a combination of
Omnipoint's proprietary technology system (the "Omnipoint System") and GSM to
provide superior wireless services to its customers.   The Company plans to
offer a variety of services to its customers, including voice and data transmission, call forwarding, call waiting and paging capability.

     The Company will pay $347.5 million for the New York MTA License. The Company is required to pay only interest on the total amount due until April 30, 1998, and to pay the principal balance and remaining interest during the period April 1998 to March 2001. In September 1996, the FCC granted the Company 18 Entrepreneurs' Band C Block PCS licenses covering approximately 13.3 million POPs. The total purchase price for these licenses after discount, is
approximately $509.1 million.   The Company has made a 10% down payment, or
approximately $51.0 million, to the FCC for these licenses, will pay interest only until 2002 and will pay the principal balance of approximately $458.2
million and remaining interest in the period 2002 to 2006.   See
"Business--Regulatory Environment."

     In the recently completed auction by the FCC of the D, E and Entrepreneurs' F Block PCS licenses for BTAs, each consisting of 10 MHz of spectrum, the Company was the successful bidder for licenses for 109 10 MHz BTAs with approximately 93.8 million POPs. Since the Company was successful in aggregating 10 MHz licenses into 20 MHz in several cities, including Boston, Miami, and Detroit, the Company won licenses for 76.6 million non-overlapping POPs in the D, E, and F Block auction. Further, primarily because the Company expanded its spectrum from 30 MHz to 40 MHz in three cities, particularly the New York BTA which has 18.4 million of these POPs, the number of incremental POPs was 56.3 million. Thus, the Company's new combined total will be 96.5 million non-overlapping POPs.

     In January 1997, the Company made a 20% down payment on its 59 D and E Block PCS licenses, or approximately $21.4 million, to the FCC for these licenses, and will pay the 80% balance, or approximately $85.6 million, within five business days after the FCC grants the licenses, which are currently anticipated to be granted before the end of June 1997. As to the Company's Entrepreneurs' F Block licenses, the Company made a 10% down payment, or approximately $7.4 million in January 1997, and will make a second 10% down payment of $7.4 million within five business days after the FCC grants these licenses, which are also currently anticipated to be granted before the end of June 1997. The Company will make interest-only payments on the remaining F Block obligation until 1999 and will pay the principal balance of approximately $59.4 million and remaining interest over the period from 1999 to 2007.

     Omnipoint's strategy for its technology development and equipment business is to establish the Omnipoint System as a leading standard. The Joint
Technical Committee on Wireless Access (the "JTC") has designated the Omnipoint System as IS-661. The Omnipoint System is one of the JTC approved common air interface ("CAI") standards for PCS. The Omnipoint System is designed to provide enhanced voice quality, higher speed data transmission rates and increased capacity and service reliability relative to analog systems and other digital wireless systems. Additionally, the Omnipoint System is designed to have lower infrastructure costs than traditional cellular and other PCS systems.

     The Omnipoint System is particularly well suited for WLL applications. Initially, the Company plans to focus its domestic activities on providing wireless access service in the New York MTA and other targeted cities for businesses in small- and medium-sized business locations, whose capacity requirements do not justify the expense of alternative bypass technologies, such as leased line, fiber or microwave technologies. In addition, the Company intends to access international markets through sales of equipment (i) to service providers for WLL applications as an alternative to expanding fixed wireline services in countries where telephone services have not been well developed, and (ii) as an upgrade to GSM networks in more than 98 countries where GSM has been deployed or selected for deployment.

     The Company has established strategic relationships with Northern Telecom, Inc. ("Northern Telecom"), Ericsson, Inc. ("Ericsson") and Hansol Paper Co., Ltd. and its telecom affiliates ("Hansol"). A substantial portion of Omnipoint's equipment purchases for the buildout of the New York MTA network is being financed by Northern Telecom under the $382.5 million vendor financing facility (the "NT Credit Facility") and by Ericsson under the $132.0 million vendor financing facility ("Ericsson Credit Facility"). The Company and Northern Telecom are integrating the Omnipoint System with Northern Telecom's GSM digital switch, with the first integrated system to be deployed in the New York MTA. The Company and Ericsson have agreements involving (i) the purchase and sale of Ericsson-manufactured infrastructure equipment and handsets for the Company's PCS networks, and (ii) a licensing and acquisition arrangement relating to the Omnipoint System. The Company and Orbitel Mobile Communications Limited ("Orbitel"), a wholly-owned subsidiary of Ericsson, have entered into a non-binding memorandum of understanding involving Orbitel's development and manufacture of single mode IS-661 and dual mode IS-661/PCS 1900 equipment. The Company has entered into a strategic alliance with Hansol under which it licensed Hansol to manufacture handsets. The two companies also agreed to cooperate on promoting the Omnipoint System in the Republic of Korea and other
parts of Asia.   In addition, each of Pacific Bell Mobile Services, Inc.
("PacBell"), BellSouth Personal Communication, Inc. ("BellSouth"), Western Wireless Corporation ("Western Wireless"), Powertel, Inc. ("Powertel"), American Personal Communications, Inc. ("APC"), Pocket Communications, Inc. ("Pocket") and Aerial Communications, Inc. ("Aerial") has a separate arrangement with the Company to provide subscribers with roaming capabilities and in most cases, to conduct trials using Omnipoint's equipment in the areas where each has PCS licenses. The Company believes that these arrangements, coupled with the results of the auctions of the C, D, E and F Block licenses, will bring GSM coverage to over 90% of the U.S. population. In addition, the Company has signed a number of roaming agreements with foreign carriers. The Company is in discussions with other equipment vendors and service providers regarding additional strategic relationships.

     The Company was incorporated in 1987 in the State of Delaware.

STRATEGY

     Omnipoint's strategy is to become a leading provider of wireless services and products by deploying and operating PCS networks, providing Omnipoint Systems products for wireless access services, establishing the Omnipoint System as a leading PCS standard and capitalizing on opportunities in developing international markets for wireless applications.

LEADING SERVICE PROVIDER

     The Company plans to be a leading provider of wireless services in its markets. The licenses held by the Company cover 96.5 million POPs. Over 60% of these POPs are located in a contiguous area in the northeast region of the U.S. from Maine to Virginia. The Company currently offers service in the New York City metropolitan area and intends to expand service throughout the New York MTA. The Company also plans to build and operate PCS networks in the areas covered by its licenses focusing initially on the most densely populated portions of these areas and major commuting corridors. The Company has completed building its pilot system in Manhattan using the Omnipoint System. The Company plans to build all of its networks integrating Omnipoint's IS-661 technology with a GSM system in order to provide mobile and fixed telephone services, to provide roaming capability with other GSM based networks and to facilitate rapid market entry. The Company will concentrate its marketing efforts on cellular users who the Company believes have experienced inadequate service and on the expanding market of new users.

WIRELESS ACCESS SERVICES

     Omnipoint plans to introduce wireless access services to businesses in small- and medium-sized locations whose capacity requirements do not justify the expense of alternative bypass technologies, such as leased line, fiber or microwave technologies. Omnipoint's wireless access services would allow customers to bypass the local telephone exchange to complete calls with wireline quality at discounts to prices such customers pay today. The Company's wireless access services will operate through radio units installed by the Company on customers' premises which will communicate wirelessly with the Company's base stations.

  LEADING PCS STANDARD

     The Company intends to establish the Omnipoint System as a leading PCS standard through sales to other PCS service providers. The Company has an agreement with Northern Telecom for the two companies to market an integrated Omnipoint/GSM system throughout North America to prospective license holders and to existing PCS license holders who deploy PCS 1900 systems. The Company has entered into a non-binding memorandum of understanding with Orbitel for Orbitel to develop and manufacture single mode IS-661 and dual mode IS-661/PCS 1900 equipment and an agreement with Ericsson to sell Omnipoint base stations for a variety of applications. The Company intends to enter similar arrangements with other manufacturers from time to time.

  INTERNATIONAL MARKETS

  The Company is also developing its equipment for WLL telephone service in international markets. Many developing countries have a very limited wireline telephone infrastructure, and the cost and time required to expand or upgrade a traditional telephone infrastructure is often prohibitive. The Company will offer the Omnipoint System in such countries on a cost-efficient, easily deployable basis to provide basic telephone service wirelessly. The Company is also marketing the Omnipoint System to augment GSM networks.


INDUSTRY BACKGROUND

     Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. This growth in wireless services has been driven by technological advances and changes in both telecommunications regulations and consumer preferences. Mobile cellular telephone service has been one of the fastest growing market segments within the telecommunications industry. According to the Cellular Telecommunications Industry Association, the number of cellular users in the U.S. grew from 340,000 at the end of 1985 to over 40 million at December 1996. According to industry estimates, there are now approximately 100 million cellular users worldwide.

     Although analog cellular is the most widely deployed two-way wireless service available today, it has several limitations, including inconsistent service quality, lack of privacy, limited capacity and, currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems, on the other hand, convert voice or data signals into a stream of digits and typically use voice compression and other techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. Digital technologies are expected to offer new services, improved system flexibility, greater efficiency and increased capacity.

     PCS is a second generation comprehensive wireless communications service that offers services generally comparable to or exceeding existing digital cellular services. PCS systems in the U.S. are expected to operate under one of four principal digital signal transmission technologies, or standards, that have been proposed by various operators and vendors for use in PCS systems: the Omnipoint System, GSM (known as PCS 1900 in the U.S.), Code Division Multiple Access ("CDMA") or Time Division Multiple Access ("TDMA"). See "--Technology Business" and "--Strategic Relationships." GSM and TDMA are both "time division-based" standards but are incompatible with each other and with CDMA. The Omnipoint System is compatible with GSM and is being integrated with GSM. See "--Technology Business--Competition."

     GSM is the leading digital wireless technology in the world, with approximately 175 networks being built or operating in more than 98 countries, including all of western Europe. According to industry estimates, GSM networks served over 25 million subscribers worldwide as of December 1996, and are adding over one million subscribers per month. APC introduced the first GSM network in the U.S. in the Baltimore/Washington D.C. MTA in November 1995. In addition to New York, GSM systems were also introduced in cities located in various states including, California, Hawaii, Iowa, New Mexico, North Carolina, Oregon and Utah in 1996. An important benefit associated with GSM technology is its use of an open system architecture that will allow operators to purchase network equipment from a variety of vendors that share standard interfaces for operation. This open architecture provides significant flexibility by the operator in vendor cost leveraging, and provisioning of features, products and services.

SERVICE BUSINESS

  OVERVIEW

     The Company's service business provides mobile and fixed communications service in its markets. The Company's wireless service provides private, secure and enhanced voice, high-speed data, paging services and imaging capabilities for both the office environment and outdoor mobile coverage with enhanced features including voice mail, call forwarding and call waiting. The Company has initiated its pilot system in Manhattan comprised of a limited number of Omnipoint base stations. Additionally, the Company intends to introduce a wireless access service in the New York City metropolitan area.

     Since securing the Pioneer's Preference award, the Company has been actively designing and planning its network system to be built in the New York MTA. During the next 24 months, the Company plans to continue to install equipment and establish additional marketing and distribution channels in its markets. The Company commenced operation of the first commercial PCS service in the New York City area at the end of 1996. The Company will continue to build out the New York MTA network and plans to build and operate PCS networks in the areas covered by its BTA licenses, focusing initially on the most densely populated portions of these areas and major commuting corridors.

     One of the Company's objectives is to reduce the risk of cell site related delays during the buildout of its networks. The Company is locating as many sites as possible for its base stations and antennas where zoning approvals and other necessary permits are not needed or are likely to be obtained more easily than for traditional cellular equipment. Where high antenna sites are required, the Company intends to facilitate the buildout through the use of existing towers and structures occupied by telecommunications service providers, utility companies and others. The site selection process will require the continued successful negotiation of use agreements for or acquisitions of numerous additional sites and may require the Company to obtain zoning variances or other governmental or local regulatory approvals. The Company is currently designing and planning its other networks and intends to use a similar cell site acquisition approach.

     The Company's buildout schedule may be revised as a result of changing circumstances. The Company's ability to proceed with the buildout of its networks is subject to continued site acquisitions or leases, the availability of equipment and financing, the receipt of local governmental approvals where required and the relocation of incumbent microwave users of the Company's spectrum.

  MARKETING STRATEGY

     The Company's marketing objective is to stimulate demand for PCS voice and data service and attract subscribers by providing superior service and reliability at attractive prices. Omnipoint intends to generate demand by introducing a better alternative to existing cellular service. The Company intends to concentrate its PCS marketing efforts on the following key customer segments: (i) large, communications-intensive corporate accounts, currently using or considering cellular or private radio systems, that would value the improved quality and security and would benefit from the Company's enhanced products and services; (ii) high-mobility customers using or considering cellular telephones who would benefit from fewer dropped or blocked calls; and
(iii) low-mobility
customers attracted to PCS as a more convenient alternative to their landline telephones, particularly those who have multiple telephone lines to their home or business and who have a need for high speed data transmission.

     In marketing its service, the Company intends to offer competitively priced service that emphasizes voice clarity, reliability and a low probability of blocked calls. The Company includes certain enhanced features including call waiting, call forwarding, voice mail and paging as part of its product offerings. The Company also promotes the improved call security resulting from the use of digital technology which should encourage users to make confidential professional and personal calls that they might otherwise make only on landline telephones. In addition, the convenience of a single telephone number for mobile, home and office use available to the customer throughout the Omnipoint service area and the use of menu-driven subscriber functions should enhance the convenience and usage of the Company's services.

     The Company's strategy is to pursue multiple distribution channels through which to market its services, generally on a non-exclusive basis, including a direct sales force, retail stores and third party distributors or agents. In addition to these traditional distribution channels, the Company is evaluating and experimenting with other methods of marketing the Company's services such as telemarketing and direct mail.


  THE NEW YORK MTA WIRELESS MARKET

     The New York MTA is an attractive wireless market due to its size, density and demographics. In addition, the New York MTA is the country's largest telecommunications market and has a disproportionately high share of all voice and data traffic relative to its population, particularly with respect to international calls placed to or from the U.S. New York is the largest MTA in the U.S., with approximately 26.9 million POPs or approximately 10.2% of the U.S. population, and is comprised of 20 BTAs, including New York, NY (which includes northern New Jersey), Hartford, CT, Albany, NY, New Haven, CT and Syracuse, NY. The New York MTA has a high share of households with annual incomes of over $50,000, with 41.8% versus a nationwide average of 31.0%.

     The two cellular systems operating in the New York area are capacity constrained over the most densely populated traffic areas during peak hours. Based on direct testing as well as information from a number of sources, the Company believes that a significant number of the call attempts during peak hours in certain areas of Manhattan fail to gain access to the cellular networks due to capacity constraints in the networks. In addition, a large percentage of calls that initially connect are dropped because of hand-off failures between base stations due to the same capacity issues. The Company believes that inherent capacity limits of existing cellular architectures will allow new PCS entrants in New York to attract a large share of high-end wireless users. Moreover, due to nationwide churn rates of the existing installed cellular subscriber base of approximately 25% per year, the Company believes the market shares of new PCS competitors are likely to rise significantly over time.

     The Entrepreneurs' Band C Block auction afforded the Company the opportunity to expand its planned PCS services to additional markets with approximately 13.3 million POPs. Fifteen of the Company's 18 Entrepreneurs'
Band Markets are contiguous to the New York MTA which should provide the Company with operating efficiencies. In addition, the Company believes these markets have favorable demographics, including the percentage of households with annual incomes over $50,000. Philadelphia, Atlantic City, Buffalo and Rochester are the principal BTAs for which the Company successfully bid. Because of the Company's success in the Entrepreneurs' Band auction at assembling contiguous BTAs, the Company was able to acquire licenses covering 95.1% of the POPs in the Philadelphia MTA and 84.8% of the POPs in the Buffalo MTA.

     Since the Company successfully bid for 109 licenses in the recently completed auction of the D, E and F Block licenses, the Company's total licenses will cover 96.5 million (non-overlapping) POPs.

  COMPETITION IN THE NEW YORK MTA

     The success of Omnipoint's PCS service business will depend upon its ability to compete with the two cellular operators, at least two other PCS licensees and potential future wireless communications providers. The Bell Atlantic Corporation ("Bell Atlantic")/NYNEX Corporation ("NYNEX") consortium and AT&T Wireless, Inc. ("AT&T Wireless") currently provide cellular services in the New York Metropolitan Statistical Area (MSA) and surrounding areas. Sprint Spectrum was the winner of the B Block New York MTA PCS license. Sprint Spectrum has indicated that it seeks to provide service to all of its markets by mid-1997. NextWave was the successful bidder in the Entrepreneurs' Band auction for the New York BTA PCS license. NextWave is continuing to build its network and it is unclear when it will begin providing service. See "Regulatory Environment-- PCS Licensing." No competing operator has announced an intention to use PCS 1900 in the New York BTA. The Company's Entrepreneurs' Band C Block networks will face similar PCS and cellular competition including competition in certain BTAs from AT&T Wireless, Sprint Spectrum, Cellular One, COMCAST and Metrophone, among others. The recently completed D, E and F Block auction will bring the Company into competition with other providers. Enhanced Specialized Mobile Radio ("ESMR") will also have a competitive impact. However, ESMR operators are currently primarily targeting certain market niches and have less spectrum in dense urban areas. In the future, PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems and may face competition from other technologies including mobile satellite systems.

  WIRELESS ACCESS SERVICE

     Omnipoint plans to introduce wireless access services to businesses in small- and medium-sized locations allowing customers to bypass the local telephone exchange to complete certain calls at lower prices than such customers currently pay. The wireless access services will operate through radio units installed by the Company on customers' premises which will communicate wirelessly with the Company's base stations. The Company plans to initially target business locations for which alternative bypass facilities are not as economical.

     The Telecommunications Act of 1996 (the "Telecom Act") has created new opportunities for WLL applications. Historically, regulations have protected the regulated telephone monopolies from competition in switched local exchange markets. Recently, many states, including New York and Connecticut, began permitting local loop competition by operators other than the local exchange carrier.

     On August 1, 1996, the FCC adopted rules requiring incumbent LECs to provide reasonable reciprocal compensation arrangements for wireless carriers and not charge wireless carriers for terminating LEC-originated traffic. Previously, LECs generally charged wireless carriers for calls initiated on the wireless network and terminated on a LEC's network, while wireless carriers could not charge the LEC for calls initiated on a LEC's network and transported to and terminated on the wireless network. The FCC's order will likely result in significantly reduced termination fees for wireless to LEC calls. Several companies have initiated federal court challenges to the Commission's rules.

  ROAMING ARRANGEMENTS

     The Company has roaming arrangements with a number of different U.S. GSM-based PCS providers, including PacBell, BellSouth, Western Wireless, Powertel, APC, Pocket and Aerial, to provide subscribers with roaming capability in the markets where these parties will operate PCS services. While roaming across the companies' GSM-based networks, subscribers will be able to place and receive calls and maintain their customized profiles and features without specific customer prior request. In most cases, the Company and these GSM-based PCS providers will conduct joint tests of the Omnipoint System and have agreed to work together on PCS infrastructure and handset standards and to establish complementary marketing programs. The Company believes that these arrangements, coupled with the results of the auctions for the C, D, E and F Block licenses, will bring GSM coverage to over 90% of the U.S. population. The Company and certain other PCS license holders are currently exploring alternatives to ensure that the GSM protocol will be available in all markets. In addition, the Company has signed a number of roaming agreements with foreign carriers. The Company is in discussions with other GSM-based PCS providers regarding additional strategic relationships.

TECHNOLOGY BUSINESS

  OVERVIEW

     Manufacturers of PCS equipment compete in a high-growth, cost-competitive market in which they must offer compact, cost-effective solutions. Due to evolving industry standards and the rapid introduction of new services, the success of PCS equipment manufacturers will also depend on their ability to bring new products to market quickly.

     The Omnipoint System, officially designated as IS-661 by the Joint Technical Committee on Wireless Access, is a proprietary CAI system using spread spectrum, a technology originally developed for military applications. The Omnipoint System is one of the competing CAI standards that have been selected by PCS license holders. Because of the Omnipoint System's design features, voice quality, data rates, low cost, small cell size and high capacity, the Omnipoint System will be particularly well suited for WLL services. The Omnipoint System will offer the ability to deliver both wireline voice quality and the enhanced services being sought by customers.

     The Company designs and tests its equipment and software at its engineering facilities in Colorado Springs, Colorado. Manufacturing and assembly will be subcontracted to third parties whenever possible. Currently, the Company and Northern Telecom are integrating Omnipoint's RF access system and equipment which provides communication between terminals and base stations, primarily radio and digital cards for base stations, with Northern Telecom's switches. This integrated system will be used in the New York MTA and marketed to other domestic and international operators.

     The Company has operated trial networks during the past three years in Colorado Springs, New York City and northern New Jersey. Through these trials, as well as independent system tests, the Company has verified the central features of the Omnipoint System.

     The Company believes that its proprietary technology will provide a number of advantages over cellular and other PCS technologies, including:

 . Lower infrastructure costs resulting in reductions in per minute costs and facilitating competition with wireline telephone systems for certain market segments.

 . Compatibility with GSM and central office switch infrastructures.

 . Wireline quality voice and enhanced data capabilities.

     The Company's technology is flexible enough to be deployed in both large, developed, metropolitan centers and less developed, rural areas, both domestically and internationally. The Company believes that the technical characteristics and low cost of the Omnipoint System allow for the widespread deployment of telecommunications services while avoiding the high cost of wire-based infrastructure, making the Omnipoint technology particularly well suited for many countries which are currently upgrading or developing their telecommunications infrastructure.

     The Omnipoint System is the result of technology developed by the Company, particularly in the areas of protocol design and spread spectrum. The Company's research and field testing of the Omnipoint System have provided an understanding of the technical and business challenges facing PCS providers. As a result, the Company has designed a system that it believes has several architectural advantages.

     The Omnipoint System has an expected cell radius ranging from seven miles to a few hundred feet. The Base Station in each cell is connected by microwave, fiber optic cable or telephone wires to the Base Station Controller ("BSC"). The BSC in turn connects to the switch which uses adjunct computers to control the operation of the wireless telephone system for its entire service area.

  COMPETITION

     Competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of the Company. The Company will compete with these other companies primarily by selling equipment that provides enhanced features at a lower cost. Given the rapid advances in the wireless telecommunications industry, there can be no assurances that new technologies will not evolve that will compete with the Company's products.

     In addition to the Company's technology standard, three competing technology standards have emerged in the mobile PCS industry.

     PCS 1900 is a modified version of the global digital GSM standard at 1800 MHz cellular services. PCS 1900 is a TDMA-based technology supported by Ericsson, Motorola, Siemens, NOKIA and Northern Telecom. Several U.S.
service operators with licenses covering approximately 200 million POPs have committed to this technology, and it is widely believed to be a leading contender for further deployment. Based on the technology preferences indicated by the A, B and C Block license holders and the successful bidders in the D, E and F Block auction, GSM will be deployed by license holders with licenses covering over 90% of the U.S. population. APC introduced the first commercial PCS system in the U.S. in the Baltimore/Washington, D.C. MTA in November 1995 using PCS 1900 equipment. Because Omnipoint is integrating its system with GSM, Omnipoint System equipment can be combined with PCS 1900 GSM equipment in a single network. Accordingly, operators that select PCS 1900 represent additional potential customers for Omnipoint System equipment.

     IS-95 CDMA is the CDMA standard proposed as an upgrade for existing analog cellular service to digital service. Qualcomm is the primary proponent of IS-95 CDMA for PCS service. IS-95 has also received support from Motorola, Lucent Technologies, Inc. and Northern Telecom. IS-95's service supporters include Sprint Spectrum and Bell Atlantic, NYNEX, US West and AirTouch Communications Inc., through their consortium, PrimeCo Personal Communications, L.P., formerly known as PCS PrimeCo, L.P., which have begun to deploy a modified version of this technology at 1.9 GHz.

     IS-54 and IS-136 TDMA are the TDMA standards that several cellular carriers are implementing as they upgrade to digital service. Primary network suppliers are Lucent Technologies, Inc., Ericsson and Hughes. IS-54 and IS-136 TDMA face no major technological hurdles in upbanding to 1.9 GHz PCS. Upbanded IS-54 and IS-136 TDMA equipments are expected to become generally available in mid to late 1997.

STRATEGIC RELATIONSHIPS

  NORTHERN TELECOM RELATIONSHIP

     In 1994, the Company entered into a non-exclusive agreement to integrate its technology with Northern Telecom's established network architectures. Pursuant to the agreement, the parties will integrate the Omnipoint System with Northern Telecom's digital GSM system. Omnipoint will deploy the Omnipoint/GSM integrated system in the New York MTA and has also agreed to jointly market integrated systems throughout North America.

     The system will initially use a GSM interface between Omnipoint's RF access technology and the digital switches. Use of an available network interface such as GSM should ensure the timely deployment of PCS systems utilizing Omnipoint's technology.

     Northern Telecom and the Company have signed a series of equipment OEM and supply agreements, as well as the NT Credit Facility. Northern Telecom will make varying payments as it purchases core electronics and software from the Company. Northern Telecom has made an initial $3.0 million license payment (part of up to $12.0 million in licensing and OEM fees to be paid to the Company under certain circumstances) and may make additional royalty payments based upon shipments of Omnipoint products. Northern Telecom will then sell Omnipoint/Northern Telecom integrated systems to PCS operators, including the Company. A substantial portion of the Company's purchases to build out the New York network will be financed by Northern Telecom under the NT Credit Facility. Northern Telecom has executed a non-binding commitment letter to extend the NT Credit Facility from $382.5 million to $612.0 million on substantially the same terms. Such extension is subject to approval by the Board of Directors of Northern Telecom. If a definitive agreement is reached, the Company expects to use these funds in the New York MTA or other markets.

     The pilot network has been delivered and installed in Manhattan using the Omnipoint System. Omnipoint and Northern Telecom have announced that their integrated systems will be introduced commercially for sale to other PCS operators in 1998.

  ERICSSON RELATIONSHIP

     On April 16, 1996, Ericsson and the Company and their respective affiliates entered into a series of definitive agreements including: (i) a licensing and OEM agreement relating to the Omnipoint System; (ii) a GSM handset supply agreement; and (iii) a supply agreement for infrastructure equipment to be deployed as part of the Company's networks. Each of these agreements has a term of five years commencing on the date on which it was executed. In addition, Ericsson and the Company have entered into the Ericsson Credit Facility for the New York MTA network.

     Under the non-exclusive licensing and OEM agreement, Ericsson will purchase from the Company base stations for resale worldwide as part of Ericsson wireless systems in the 1850-1990 MHz frequency band. For the rights granted under the licensing and OEM agreement, Ericsson will pay license fees and royalties, including an initial $4.5 million license fee.

     Under the agreement for the sale of Ericsson infrastructure equipment, the Company and its affiliates subject to certain conditions, including vendor financing, have committed to purchasing at least $166 million of a mix of IS-661 and PCS 1900 infrastructure equipment. The Company will also purchase GSM handsets from Ericsson in accordance with the terms of the GSM handset supply agreement.

     Pursuant to the Ericsson Credit Facility, Ericsson will provide up to $132.0 million of vendor financing for the New York MTA network to OCI for (i) amounts owed to Ericsson under the infrastructure supply agreement, and (ii) amounts owed to Ericsson under the handset agreement, so long as these latter amounts do not exceed 50% of the amounts owed to Ericsson for infrastructure equipment.

     Also in April 1996, the Company and Orbitel entered into a non-binding memorandum of understanding regarding the development and manufacture of single mode IS-661 and dual mode IS-661/PCS 1900 handsets. Under this memorandum of understanding, Orbitel would develop, manufacture and provide dual mode IS-661/PCS 1900 equipment in accordance with a mutually-agreed upon timetable commencing at the time OCI shall agree to a minimum purchase commitment to be determined after the parties have ascertained the resources necessary for the development and manufacture of such equipment.

     The definitive agreements contemplate other cooperation between the parties, including assistance on IS-661 integration with the GSM interface and related systems, cooperation on new applications for the Omnipoint System, including data services, developmental efforts relating to equipment, technical trials of IS-661 technology and the establishment of GSM standards.

  HANSOL RELATIONSHIP

     On December 12, 1995, the Company granted a non-exclusive license to Hansol to manufacture Omnipoint System subscriber equipment and entered into a strategic alliance with Hansol for the promotion of the Omnipoint System in the Republic of Korea and other parts of Asia. The agreement provides that, subject to certain preconditions such as competitive pricing, quality and availability, Omnipoint will purchase Hansol manufactured subscriber equipment for sale to subscribers in areas covered by the Company's Entrepreneurs' C Band markets. Hansol has the right to designate management representatives and may have engineers and other personnel working with Omnipoint to develop the Company's networks.

  ROAMING ARRANGEMENTS

     The Company has roaming arrangements with GSM-based PCS providers PacBell, BellSouth, Western Wireless, Powertel, APC, Pocket and Aerial, to provide subscribers with roaming capability in the markets where these parties will operate PCS services. The Company and these GSM-based PCS providers will conduct joint tests of Omnipoint's technology and plan to work together to establish PCS infrastructure and handset standards and conduct joint marketing efforts. The Company believes that these arrangements, coupled with the results of the C, D, E and F Block auction will bring GSM coverage to over 90% of the U.S. population. The Company and certain other PCS license holders are currently exploring alternatives to ensure that the GSM protocol will be available in all U.S. markets. There can be no assurance that the Company or others will be successful in this endeavor. In addition, the Company has signed a number of roaming agreements with foreign carriers. The Company is in discussions with other GSM-based PCS providers regarding additional strategic relationships.

REGULATORY ENVIRONMENT

     The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized, among other things, to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS systems with wireline and other wireless carriers, grant, rescind or deny license renewals and applications for transfer of control or assignment of PCS licenses, establish other regulations governing the operations of PCS and other telecommunications carriers and impose fines and forfeitures for any violations of the Communications Act or FCC regulations.

  PCS LICENSING

     The FCC established PCS service areas in the U.S. of 51 MTAs comprised of 493 smaller BTAs largely based upon Rand McNally's market definition . In June 1994, the FCC finalized the allocations of the 1.85 to 1.99 GHz bands for broadband PCS services. The Commission distinguished the licenses along four dimensions, including (i) the amount of RF spectrum-30 MHz versus 10 MHz, (ii) the size of geographic area-MTA versus BTA, (iii) the eligibility to hold the license and participate in the specific auction for each type of license, and
(iv) the timing of the auctions regarding each of the above categories.

     The FCC decided that two 30 MHz licenses, designated as Blocks A and B, would be allocated geographically by MTAs (these include the Block A licenses granted to the Pioneers in their respective MTAs). The 30 MHz MTA auction ended in March 1995, and the FCC granted those licenses in June 1995. Four licenses designated as Blocks C, D, E and F are allocated by BTAs. The C and F Block licenses are allocated 30 MHz and 10 MHz of spectrum, respectively, and reserved for "Entrepreneurs." Eligibility to bid for and hold licenses in the C and F Blocks is limited to entities that, together with their affiliates and certain investors, have gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million. Successful bidders in the Entrepreneurs' Band are given certain bidding credits and favorable installment payment terms. The most favorable bidding credits and installment payment options are available only to C Block applicants that qualify as small businesses, and to F Block applicants that qualify as very small businesses. Generally, a small business is an entity that has average annual gross revenues of not more than $40 million for the preceding three relevant years while a very small business is an entity that has average annual gross revenues of not more than $15 million for the preceding three relevant years.

     In determining whether a C or F Block applicant meets the financial caps for qualification as an Entrepreneur, a small business or a very small business, the FCC examines, individually and cumulatively, the assets and revenues of the applicant, its affiliates, investors with more than 25% or 49.9% (depending on which of the two control group equity structures is used) of the applicant's fully-diluted equity or voting stock and its control group members. Applicants seeking to qualify as an Entrepreneur, a small business or a very small business, must be controlled by a control group made up principally of individuals or entities who meet the financial qualifications applicable to Entrepreneurs. Only certain non-qualifying investors may be in the control group, such as members of the entity's management team or qualifying institutional investors. The control group must hold at least 25% or 50.1% (depending on which control group equity structure is used) of the applicant's total equity during the first three years and 50.1% of the applicant's voting stock for the initial term of the license.

     Over time, C and F Block licensees (as well as their affiliates and investors) may exceed the gross revenue caps through equity investment by non-attributable investors, debt financing, revenue from operations, business development and expanded service. Furthermore, after three years from the date of the license grant, the control group will be required to hold only 10% or 20% of the total equity (depending on which control group equity structure is used). The control group must retain at least 50.1% of the ownership of voting stock, however, for the duration of the initial license term, and the control group must exercise de facto as well as de jure control over the licensee. The FCC has stated that it will conduct audits to ensure compliance with Entrepreneurs' Band regulations.

     The Entrepreneurs' Band auction for the C Block licenses ended in May 1996. The D, E and F Block auctions ended in January 1997. The remaining 20 MHz of the 140 MHz of PCS spectrum available was allocated for unlicensed PCS applications such as wireless PBX adjuncts, LANs and home cordless phones. All PCS licenses will be granted for a 10-year period, at the end of which they may be renewed. Licenses may be revoked at any time for cause.

     The Company's networks will operate in the spectrum now partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that may interfere with or receive interference from the operation of PCS networks and, as a result, will have to be negotiated with or relocated. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks. In the event the Company displaces a microwave incumbent, the Company must pay at least the microwave incumbent's relocation expenses, and may be required to take actions necessary to put the microwave incumbent's new facility into operation. The Company may also be required to reimburse other entities for the relocation by such entities of microwave incumbents that the Company would have displaced. The Company expects to implement a frequency plan that will minimize to the extent possible the number of existing microwave users that need to be relocated.

  PIONEER'S PREFERENCE PROGRAM

     Omnipoint is one of only three recipients of a broadband PCS Pioneer's Preference license. Under the terms of the FCC's Pioneer's Preference program and pursuant to an FCC order, Omnipoint was awarded a preference to apply for a license not subject to competing applications to provide service in the New York MTA. The Company received the New York MTA License consisting of 30 MHz of PCS spectrum (1850 to 1865 MHz and 1930 to 1945 MHz) in December 1994. The final terms of the Pioneer's Preference awards are contained in the GATT legislation. All of the litigation related to the GATT legislation has been dismissed and all appeal rights have expired.

     Pursuant to the terms of the GATT legislation, the Company will pay $347.5 million or $12.88 per POP for the New York MTA License on the following terms:
(i) a five-year payment period with interest accruing at 7.75% from the order adoption date with the first payments due on April 8 and April 30, 1996 and subsequent quarterly payments due on April 30, July 31, October 31 and January 31, (ii) interest only payments for the first two years, and (iii) principal and interest payments for the remaining three years. The GATT legislation prohibits the FCC from reconsidering its December 1993 Report and Order granting final preference awards to the three Pioneers. The legislation also mandates that the decision is not subject to further administrative or judicial review. GATT also provides that the FCC establish by order the interest rate and the timing of principal and interest payments. On March 8, 1996, the FCC adopted such an order, the terms and conditions of which are as follows:

  CONDITIONS ON LICENSES

     The FCC has placed certain conditions on the Company's New York MTA License. The conditions include the requirement that the Company construct network facilities that offer coverage to at least one-third of the population in the particular MTA or BTA service area within five years of the grant of the license (the "Five-Year Buildout Requirement") and to at least two-thirds of the population within 10 years (the "10-Year Buildout Requirement"), assignment and change of control restrictions and substantial use requirements. Violations of any of these conditions could result in license revocations, forfeitures or fines.

     The Company's licenses are subject to the Five-Year Buildout Requirement and the 10-Year Buildout Requirement. In the case of the New York MTA License, the Five-Year Buildout Requirement must be met by December 1999 and the 10-year Buildout Requirement by December 2004. The Company believes it can achieve these requirements as well as the buildout requirements that apply to its other licenses. Licensees that fail to meet their respective coverage requirements may be subject to forfeiture of the license.

     The Pioneer's Preference PCS licenses contain a provision prohibiting an assignment of the license or a transfer of control of the licensee until the earlier of three years after the license grant (i.e., not before December 1997) or the date on which the Company has provided coverage for one-third of the license area's population. In addition, the Communications Act requires the FCC's prior approval of the assignment or transfer of control of a PCS license. Furthermore, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without prior FCC approval.

     The Entrepreneurs' Band licensees are prohibited from voluntarily assigning or transferring control of their licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established for the Entrepreneurs' Band. Any transfers or assignments during the 10-year initial license term are subject to unjust enrichment penalties including the forfeiture of any bidding credits and the acceleration of any installment payment plans if the assignee or transferee does not qualify for the same benefits. In addition, licensees must maintain their Entrepreneurs' Band eligibility for five years from the date of initial license grant. In that regard, however, increased gross revenues or total assets from non-attributable equity investments, debt financing, and revenue from operations, business development or expanded service are not considered by the FCC. The FCC has announced that it may conduct audits to ensure compliance with all license conditions.

     The New York MTA License contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference award was based. The condition expires upon the system providing coverage for one-third of the population of the MTA. The FCC has never specifically defined the phrase "substantial use." Although there can be no assurance as to whether or how the FCC will in the future construe the phrase "substantial use", the Company believes, on the basis of prior FCC pronouncements, that its present plan to use the Omnipoint/GSM System to build out the New York MTA network will satisfy the "substantial use" condition. The Company's other licenses do not contain a similar condition.

     In addition, to maintain all of the benefits of its Designated Entity Status, the Company's control group and qualifying investors must retain certain minimum stock ownership and voting stock of the Company and meet certain other criteria.

  CITIZENSHIP REQUIREMENTS

     Under existing law, no more than 20% of any subsidiary of the Company that holds an FCC license may be owned directly by non-U.S. citizens or their representatives. Foreign ownership of up to 25% is permitted in the Company and its subsidiaries that have a direct or indirect ownership interest in an FCC licensee; however, upon request, the FCC has the discretion to allow a licensee to exceed the 25% benchmark if so doing is in the public interest. If an FCC licensee exceeds the benchmark without express permission, the FCC may deny or revoke the license if such a denial or revocation would be in the public interest. The restrictions on foreign ownership could also adversely affect the ability of the Company to attract additional equity financing from entities that are, or are owned, by non-U.S. persons.

     Failure to comply with these requirements may result in the FCC issuing an order to the entity requiring divestiture of alien ownership to bring the entity into compliance with the Communications Act. In addition, fines, a denial of renewal or revocation of the license are possible. The Company has no knowledge of any present foreign ownership in violation of the Communications Act.

  TELECOMMUNICATIONS ACT OF 1996

     The Telecom Act is the first comprehensive legislation changing federal telecommunications regulation in over 60 years. In general, its goal is to remove the statutory, regulatory and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. The Telecom Act enables LECs, long distance carriers, cable companies, broadcasters and others to compete directly. The Telecom Act attempts to create opportunities for competition within the local loop, while allowing BOCs eventually to enter the long distance market. It requires the BOCs and other incumbent LECs to permit competitors to interconnect with their local loop networks through unbundled network elements, resale and collocation. The passage of the Telecom Act will affect the business of the Company because of the likely creation of more opportunities to compete in both the local exchange and long distance markets for the same or similar types of services that the Company plans to offer as well as the specific treatment of commercial mobile radio service operators such as the Company. However, the Company cannot predict the exact nature and extent of this competition. On August 1, 1996, the FCC adopted rules implementing the interconnection provisions of the Telecom Act that provide for unbundled network elements at the incumbent LEC's long run incremental costs plus a reasonable share of forward-looking joint and common costs ("total element long run incremental cost") and for resale of incumbent LEC retail services at substantial discounts off of retail rates (with a default range of 17-25%). In October 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of FCC's interconnection and resale pricing rules pending final determination of the challenges brought against FCC's August 1 interconnection Order. In November 1996, the stay was partially lifted with respect to rules governing interconnection between incumbent LECs and wireless companies. In addition, the FCC has adopted rules regarding telephone number portability pursuant to which subscribers will be able to migrate their landline and cellular telephone numbers to a PCS carrier, and from a PCS carrier to another service provider. The FCC is also conducting or planning to conduct a number of rulemaking proceedings, including proceedings anticipated to establish rules expected to result in an overhaul of the access charges paid by long-distance carriers to LECs and the funding mechanisms for universal service which may require PCS licensees such as the Company to pay charges to support universal service.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     As of December 31, 1996, Omnipoint has received 15 patents on its technology, has 13 patent applications which have been allowed, and has 53 U.S. and 84 foreign patent applications pending. The issued patents will expire between 2008 and 2015. The Company will continue to file patent applications as engineering developments occur. The policy of the Company is to apply for patents or other appropriate or statutory protection when it develops valuable new or improved technology. The Company believes, however, that the successful development of its technology generally depends more upon the experience, technical know-how and creative ability of its personnel rather than on ownership of patents.

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

EMPLOYEES

     As of March 27, 1997, the Company had a total of 856 employees, including 583 employees of Omnipoint Communications Services, Inc. ("OCS") and 247 employees of Omnipoint Technology ("OT"). OCS has 212 employees in engineering, 157 in sales, marketing and product management, and 214 in customer support, administration and finance. OT has 171 employees in engineering, 13 in sales, marketing and product management, and 63 in manufacturing, administration, finance and other activities. The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

     Beginning April 1, 1997, the Company's principal administrative offices will be located in leased space in Bethesda, Maryland. OT has its sales, marketing, support, research and development personnel occupy two facilities in Colorado Springs, Colorado, and one facility in Fort Worth, Texas. The largest facility is located in approximately 68,512 square feet of subleased space in Colorado Springs. The other facility there is located in approximately 54,850 square feet of leased space. The Virginia lease and the Colorado sublease and lease are pursuant to agreements which expire in February 1998, August 2000 and September 2000, respectively. OT also occupies 20,000 square feet of leased space in Fort Worth pursuant to a lease which expires March 31, 1999.

     In January 1997, the Company leased a 32,000 square foot facility in Cedar Knolls, New Jersey, to house the corporate office of OCS. The Company acquired a building with approximately 24,000 square feet in Wayne, Jew Jersey in 1995 to house its network control center. In addition, OCS houses a customer care/administrative support center in an approximately 24,000 square feet of leased space in Bethlehem, Pennsylvania, with an additional 24,000 square feet of leased space for additional administrative purposes.

ITEM 3. LEGAL PROCEEDINGS.


     The Company is not currently aware of any pending or threatened litigation that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Common Stock of Omnipoint is traded on the Nasdaq National Market under the symbol "OMPT." Prior to January 26, 1996, there was no established public trading market for any of the Company's securities.

     The following table sets forth, for the periods indicated, the range of high and low closing sales price for the Common Stock as reported on the Nasdaq National Market.

Fiscal 1996                               High     Low
                                         ------  --------
First Quarter (from January 26, 1996)        28    19-1/2
Second Quarter                           32-3/4  25-15/32
Third Quarter                            30-1/2        22
Fourth Quarter                           35-1/2    18-7/8

     On March 27, 1997, the last reported sale price of the Common Stock was $11.875 per share. As of March 27, 1997, the Company had approximately 411 shareholders of record.

     In April 1996, the Company issued to a sophisticated institutional investor 312,500 shares of Common Stock upon exercise of a warrant, for an aggregate purchase price of $1,250.

     In December 1996, in reliance upon the provisions of Regulation S under the Act, relating to sales by the Company to a non-U.S. person, the Company issued to a sophisticated institutional investor 250,000 shares of Common Stock upon exercise of a warrant, for an aggregate purchase price of $1,000.

     The Company has never paid or declared any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Further, the Company's Indenture in connection with 11 5/8% Senior Notes due 2006, dated August 27, 1996, and the Indenture in connection with 11 5/8% Series A Senior Notes due 2006, dated December 2, 1996, both restrict the
Company's ability to declare or pay dividends.   The NT Credit Facility
contains a restriction on OCI's ability to declare and pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1992, 1993 and 1994 and for each of the years ended December 31, 1992 and 1993 have been derived from audited financial statements of the Company not included in this Form 10-K.

                                                             Year Ended December 31,
                                          ------------------------------------------------------------
                                            1992       1993          1994          1995        1996
                                          ---------  ---------  --------------  ----------  -----------
                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Revenue............................   $ 3,399    $ 1,618        $  3,000   $  --       $      531
     Operating expenses:
        Research and development........     3,700      4,593           7,018      14,345       38,205
        Sales, general and
         administrative.................     2,475      2,974           6,290      12,619       47,140
         Depreciation and amortization..       101        246           1,125      11,038       15,587
                                           -------    -------        --------    --------   ----------
               Total operating expenses.     6,276      7,813          14,433      38,002      100,932
                                           -------    -------        --------    --------   ----------
     Loss from operations...............    (2,877)    (6,195)        (11,433)    (38,002)    (100,401)
     Interest income (expense), net.....        82        (32)         (1,156)        232      (26,529)
     Miscellaneous income...............        --         --              65          --           --
     Gain on sale of subsidiary stock...        --         --           3,194          --           --
                                           -------    -------        --------    --------   ----------
     Net loss...........................   $(2,795)   $(6,227)       $ (9,330)   $(37,770)  $ (126,930)
                                           =======    =======        ========    ========   ==========

                                                               As of December 31,
                                           -----------------------------------------------------------
                                              1992       1993            1994        1995         1996
                                           -------    -------        --------    --------   ----------
                                                                (in thousands)
BALANCE SHEET DATA:
    Working capital (deficit)...........   $ 1,340    $ 9,055        $  3,095    $ (1,410)  $  246,315
    Total assets........................     2,540     14,465         360,946     474,990    1,419,472
    FCC license obligations.............        --         --         347,518     347,518      709,853
    Other long-term debt................        --         --           1,688      48,349      477,503
    Preferred stock.....................     1,500     15,902          15,902      44,127           --
    Total stockholders' equity (deficit)       101     (6,031)         (7,416)    (30,548)     133,774

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this 10-K contain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in forward looking statements.

OVERVIEW

     The Company was incorporated in Delaware in June 1987 to design, develop, manufacture and market wireless digital communications products. From inception to 1991, the Company focused primarily on developing its core technology. The Company used its core technology to generate revenues from the production of prototype equipment pursuant to agreements with companies in the communications industry. In 1992, the principal focus of the Company shifted from performing such activities to the development of its PCS business.

     Since 1992, the Company has generated limited revenues primarily from license fees, research and development services and prototype equipment sales related to its proprietary technology. As the principal focus of the Company has been the development of its PCS business, there has been minimal contract and license fee activity. The Company believes that period-to-period revenue comparisons are not necessarily meaningful as an indication of future performance. The Company expects to derive revenues from the sale of its equipment and the provision of PCS service in the Company's recently launched New York market.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenues for 1996 were $531,000, all of which was associated with the launch of the New York networks, compared to no revenues in 1995.

     Research and development expenses increased by 167.1%, or approximately $23.9 million, to $38.2 million for the year ended December 31, 1996 compared to $14.3 million for the year ended December 31, 1995. The increase was due primarily to an increase of $5.8 million for project management and other costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $1.7 million for equipment leases and rentals, and an increase of $10.3 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of the IS-661 technology.

     Sales, general and administrative expenses increased by 273.8%, or approximately $34.5 million, to $47.1 million for the year ended December 31, 1996 compared to $12.6 million for the year ended December 31, 1995. Of this increase, $7.6 million was due to payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of $4.0 million in marketing expense, $10.1 million of inventory write-downs to reflect net replacement cost and $3.5 million in rent, utilities and other building expenses. The Company expects that such expenses will continue to increase significantly in 1997, as the company continues to expand its operations.

     Depreciation and amortization increased by 40.9% or approximately $4.5 million to $15.6 million for the year ended December 31, 1996 compared to $11.0 million for the year ended December 31, 1995. The increase in the 1996 period was due to a general increase in depreciation related to the Company's network infrastructure equipment as a result of activation of the PCS networks.

     Interest and other income increased approximately $10.0 million to $10.7 million for the year ended December 31, 1996 compared to $0.7 million for the year ended December 31, 1995. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short-term investments. The increase in cash and cash equivalents and short-term investments resulted from the issuance of $25.0 million in senior notes in November 1995, $25.0 million in convertible notes in November and December 1995, the proceeds of $118.4 million received from the

Company's IPO in January 1996, $110.7 million from a follow-on offering in July 1996 and $352.4 million from sales of two tranches of 11-5/8% Senior Notes due 2006 (the "1996 Senior Notes") in August and December of 1996.

     Interest expense increased approximately $36.7 million, to $37.2 million for the year ended December 31, 1996 as compared to $0.5 million for the year ended December 31, 1995. The increase was due to $20.2 million of interest expense for the New York MTA Pioneer Preference license, $11.0 million for the 1996 Senior Notes, $4.1 million for the five-year term Senior Notes in an aggregate principal amount of $25.0 million (the "1995 Senior Notes") in an amount of $0.4 million related to the amortization of bond issuance costs, and $0.9 million associated with the NT Credit Facility.

     Net loss increased approximately $89.1 million to $126.9 million for the year ended December 31, 1996 compared to $37.8 million for the year ended December 31, 1995. This increase was due primarily to a general increase in operating expenses, as well as an increase of approximately $26.7 million in net interest expense.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     There were no revenues during the year ended December 31, 1995 as compared to $3.0 million for the year ended December 31, 1994, consisting of a license fee from Northern Telecom.

     Research and development expenses increased by 104.3%, or approximately $7.3 million, to $14.3 million for the year ended December 31, 1995 compared to $7.0 million for the year ended December 31, 1994. The increase was due primarily to an increase of $3.1 million in the purchase of research and development components and an increase of $3.3 million in payroll and related payroll taxes and employee benefits associated with the Company's continued growth and its development of the IS-661 technology.

     Sales, general and administrative expenses increased by 100.0%, or approximately $6.3 million, to $12.6 million for the year ended December 31, 1995 compared to $6.3 million for the year ended December 31, 1994. Of this increase, $2.5 million was due to increases in management headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $1.1 million in legal fees, $300,000 in accounting fees, $402,000 in rent expense and utilities, $664,000 in consulting service fees and $530,000 in travel expenses.

     Depreciation and amortization increased approximately $9.9 million to $11.0 million for the year ended December 31, 1995 compared to $1.1 million for the year ended December 31, 1994. The increase in the 1995 period was due primarily to 12 months of the amortization of the New York MTA License, which is being amortized using the straight-line method over a period of 40 years.

     Net interest income was $232,000 for the year ended December 31, 1995 compared to $1.2 million of net interest expense for the year ended December 31, 1994. The net interest expense for the year ended December 31, 1994 included $1.5 million of interest expense related to the New York MTA License.

     Net loss increased approximately $28.5 million to $37.8 million for the year ended December 31, 1995 compared to $9.3 million for the year ended December 31, 1994. This increase was due primarily to an increase of $8.7 million in amortization associated with the New York MTA License and a general increase in operating expenses.

  LIQUIDITY AND CAPITAL RESOURCES

     Since its formation through December 31, 1996, the Company has financed its operations and met its capital requirements primarily through the IPO, a follow-on public offering, three Preferred Stock offerings, sale of the 1995 Senior Notes, two private placements of the 1996 Senior Notes and vendor financing.

     Operating activities used net cash of $7.9 million in 1994, $19.7 million in 1995 and $64.5 million in 1996. These increases resulted from the Company's increased activity and corresponding growth to support product development and to commence the buildout of the New York MTA network. Investing activities provided net cash of $720,000 in 1994, used net cash of $44.0 million in 1995, and used net cash of $290.4 million in 1996, which consisted of capital expenditures for equipment used in engineering and manufacturing, the purchase of New York MTA infrastructure related products, license payments and short and long-term investments.

     During 1996, the Company has financed its operations and met its capital requirements primarily through its initial public offering and follow-on public offering, vendor financing and the two private placements of the 1996 Senior Notes. These financing activities provided net cash of $512.0 million in 1996 compared to $116.0 million in 1995. Operating activities used net cash of $64.5 million in 1996 compared to $19.7 million in 1995. The increase resulted from the Company's additional activity relating to supporting product development and commencement of the New York MTA network buildout. Investing activities, network assets, licenses, and lab equipment used net cash of $290.4 million in 1996 compared to $44.0 million in 1995. The increase consists of $173.8 million for purchases of New York MTA infrastructure related items and lab equipment used in engineering and manufacturing, and $50.9 million for the down payment on the Entrepreneurs' Band licenses, $20.0 million in additional FCC deposits and $48.6 million for short and long term investments.

     As of December 31, 1996, the Company had working capital of approximately $246.3 million. In January 1996, working capital increased by $135.4 million from a deficit of $1.4 million at December 31, 1995 to $134.0 million, reflecting the receipt of $118.4 million of proceeds, net of expenses, from the issuance of 8,050,000 shares of Common Stock in the IPO, the reduction of current liabilities of $36.5 million and $16.3 million related to the repayment of debt outstanding pursuant to a certain credit agreement, and the conversion of $25.0 million of Convertible Subordinated Notes upon the IPO, respectively. This increase in working capital was partially offset by the cash used to repay a short-term credit agreement debt. In July 1996, the Company received approximately $110.6 million of proceeds, net of expenses, from the issuance of 4,500,000 shares of Common Stock. In August and December of 1996, the Company sold an aggregate of $450.0 million of the 1996 Senior Notes, yielding the Company $352.4 million after deducting expenses and $90.7 million in escrowed funds. Items reducing working capital include an additional $20.0 million in FCC deposits, $50.9 million for down payment on Entrepreneurs' Band licenses, and a $75.2 million repayment of vendor financing debt.

     In 1993, the Company, through its subsidiary, OCI, was awarded a final Pioneer's Preference for the New York MTA License that required no license fee. Subsequent legislation mandated a methodology for charging for such License and required that the FCC adopt an order setting forth the terms of the principal and interest payments for such License. In accordance with terms defined in that legislation, the Company is obligated to pay a license fee of $347.5 million to the FCC for the New York MTA License. On March 8, 1996, the FCC adopted such an order, the terms and conditions of which are as follows: (i) a five-year payment period with interest accruing at 7.75% from the order adoption date with the first payment due on the 30th day following such date and subsequent quarterly payments due on April 30, July 31, October 31 and January 31, (ii) interest only payments for the first two years and (iii) principal and interest payments for the remaining three years. In 1996, the Company made interest payments totaling $20.1 million.

     The Company has an agreement to purchase $250.0 million of equipment and services over the next five years from Northern Telecom. The Company has purchased approximately $61.0 million of equipment and services under such agreement. The Company has a $382.5 million credit facility with Northern Telecom to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. The Company also has an OEM agreement to sell certain equipment, hardware and software to Northern Telecom at its normal selling prices, which will result in licensing fees and revenues.

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

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of December 31, 1996, OCI paid all outstanding balances (principal and accrued interest) of approximately $58.9 million outstanding under the non-working capital portions of the facility.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, matures on June 30, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of December 31, 1996, the Company repaid the entire outstanding balance of approximately $14.9 million of the working capital portion of the NT Credit Facility.

     Northern Telecom has executed a non-binding commitment letter to extend the NT Credit Facility from $382.5 million to $612.0 million on substantially the same terms. Such extension is subject to approval by the Board of Directors of Northern Telecom. If a definitive agreement is reached, the Company expects to use these funds in the New York MTA or other markets which the Company acquired in the Entrepreneurs' Band auction.

     The Company entered into a credit facility with Ericsson, dated as of August 7, 1996, to provide financing to the Company for up to $132.0 million for the purposes of financing the purchase of equipment and services from Ericsson for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, and a portion which may be used to purchase handsets, mature on June 30, 1998. The principal amount on other portions of the facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for reborrowing except for the $2.1 million repaid by the Company during the third quarter of 1996. Interest on the Ericsson Credit Facility is payable quarterly.

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

        The Company, through its subsidiary, Omnipoint Communications, Inc. ("OCI"), signed a five year agreement with Ericsson to purchase $85.0 million of infrastructure equipment, software and engineering, installation and testing services. In addition, since the Company acquired C Block licenses covering 13.3 million people, beyond those in the New York MTA, the Company is obligated to purchase $81.3 million in additional equipment and services.

     The Company paid all outstanding balances, approximately $2.1 million, to Ericsson on September 30, 1996.

     Subsequent to September 30, 1996, the Company has not initiated any additional draws on the NT or Ericsson Credit Facilities.

     On November 22, 1995, the Company sold variable interest rate 1995 Senior Notes, in the aggregate amount of $25.0 million, together with warrants to purchase 625,000 shares of Common Stock at an exercise price of $.004 per share. The 1995 Senior Notes mature in five years and may be prepaid at any time. The note purchase agreement contains certain covenants and restrictions on the Company, including a restriction on the payment of cash dividends and the requirement that any indebtedness of the Company be pari passu or subordinate to the 1995 Senior Notes.

     On November 29, 1995, the Company sold Convertible Subordinated Notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company sold Convertible Subordinated Notes in the aggregate amount of $10.0 million to Hansol, together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. The Convertible Subordinated Notes were converted upon the closing of the IPO into 1,562,500 shares of Common Stock.

     On January 31, 1996, the Company completed its IPO of 8,050,000 shares of Common Stock resulting in proceeds, net of related expenses, of approximately $118.4 million. In connection with the IPO, the Preferred Stock was converted into 10,605,591 shares of Common Stock and the Convertible Subordinated Notes were converted into 1,562,500 shares of Common Stock. The Company used a portion of the net proceeds to pay down the outstanding balance of $36.5 million due pursuant to a credit agreement.

     On July 3, 1996, the Company completed a public offering of 4,500,000 primary shares of Common Stock resulting in proceeds, net of related expenses, of approximately $110.7 million.

     On September 17, 1996, the Company was awarded 18 Entrepreneurs' Band BTA C Block licenses for an aggregate price of $509.1 million. The Company made its down payment of 10%, of $51.0 million in two equal installments, on May 14, 1996 and September 24, 1996. The remaining 90% of the license payments, or $458.2 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at 7%. The Company has filed with the FCC a formal request that the interest rate be set at 6.5%. On December 31, 1996, the Company made an initial interest-only payment for the Block C license of approximately $9.2 million. The Entrepreneurs' Band BTA licenses are accounted for in accordance with the recently SEC mandated industry practices. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers. Based on the Company's estimate of borrowing costs for debt with terms similar to the U.S. government financing, the Company used an 11% discount rate.

     In the recently completed auction by the FCC of the D, E and F Block licenses for BTAs, the Company won 109 licenses for an aggregate of $181.4 million (net of the 25% small business discount). In January 1997, the Company made a down payment of approximately $28.8 million to the FCC and is expected to pay an additional $93.1 million shortly after the licenses are issued. The remaining $59.4 million for the F Block licenses is payable over the next ten years.

     The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the proceeds from the sale of the 1996 Senior Notes, in combination with the NT Credit Facility and Ericsson Credit Facility, will be sufficient to fund operating losses, capital expenditures and working capital necessary for the initial buildout of the Company's PCS networks. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC auctions, the Company may require additional funding to implement its business strategy.

     The Company's future capital requirements will depend upon many factors, including the successful development of new products, the extent and timing of acceptance of the Company's equipment in the market, requirements to maintain adequate manufacturing facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, including proceeds from the two private placements of the 1996 Senior Notes, anticipated revenues, vendor financing and additional strategic partnerships will be adequate to fund its operations and its network buildout through 1997. There can be no assurance, however, that the Company will not require additional financing during such period to fund its operations. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company believes that its future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include the cost of buildout of the networks (including any unanticipated costs associated therewith), fluctuating market demand for the Company's equipment and services, establishment of a market for PCS, pricing, competitive services, the timing of significant orders for its equipment, delays in the introduction of the Company's equipment, competitive equipment introductions, changes in the regulatory environment, the cost and availability of equipment components and general economic conditions.

     The Company's success in the implementation and operation of its networks is subject to certain factors beyond the Company's control. These factors include, without limitation, changes in the general and local economic conditions, availability of equipment, changes in communication service rates charged by others, changes in the supply and demand for PCS and the commercial viability of PCS systems as a result of competition from wireline and wireless operators in the same geographic region, changes in the federal and state regulatory schemes affecting the operation of PCS systems (including the enactment of new statutes and the promulgation of changes in the interpretation or enforcement of existing or new rules and regulations) and changes in technology that have the potential of rendering obsolete the Omnipoint/GSM system planned for deployment. In addition, the extent of the potential demand for PCS in the Company's markets cannot be estimated with any degree of certainty. There can be no assurance that one or more of these factors will not have an adverse effect on the Company's financial conditions and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is included herein as to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.


RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for fiscal year 1997. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company is evaluating the impact of this pronouncement; however, the adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                   PAGE NUMBER
                                                                                   -------------
(a)  Documents filed as part of the report:

     (1)        Report of Independent Accountants                                  F-2
                Consolidated Balance Sheets at December 31, 1995 and 1996          F-3
                Consolidated Statements of Operations for the years ended
                December 31, 1994, 1995 and 1996                                   F-4
                Consolidated Statements of Stockholders' Equity (Deficit) for the
                years ended December 31, 1994, 1995 and 1996                       F-5
                Consolidated Statements of Cash Flows for the years ended
                December 31, 1994, 1995 and 1996                                   F-6
                Notes to Consolidated Financial Statements                         F-7

     (2)        Financial Statement Schedule                                       S-1

     (3)        Exhibits


Exhibit Number  Description
--------------  --------------------------------------------------------------------
3.1*            Amended and Restated Certificate of Incorporation of the Registrant.
3.2@@@          Amended and Restated Bylaws of the Registrant.
4.2             See Exhibit 3.1.
10.1@           Registrant's Amended and Restated 1990 Stock Option Plan.
10.2@           Form of Incentive Stock Option Agreement under Registrant's 1990 Stock
                Option Plan.
10.3@           Form of Stock Option Agreement under Registrant's 1990 Stock Option
                Plan for non-qualified options.
10.4@           Form of Stock Option Agreement outside scope of Registrant's 1990 Stock
                Option Plan for non-qualified options.
10.5@           Warrant Certificate, dated August 2, 1991, by and between the
                Registrant and Allen & Company Incorporated.
10.6@           Warrant Certificate, dated August 2, 1991, by and between the
                Registrant and Allen & Company Incorporated.
10.7@           Letter agreement, dated June 29, 1995, by and between the Registrant and Allen & Company Incorporated (relating to Exhibit 10.6).
10.8            [Intentionally left blank.]
10.9@           Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                Dearborn Capital Partners, L.P.
10.10@          Common Stock Purchase Warrant issued March 10, 1995, granted to Madison
                Dearborn Capital Partners, L.P.
10.11@          Employment Agreement, effective October 1, 1995, by and between the
                Registrant, Omnipoint Communications Inc. and George F. Schmitt.
10.12@          Promissory Note, dated October 1, 1995, by George F. Schmitt.
10.13@          Stock Restriction Agreement, dated October 1, 1995, by and between the
                Registrant and George F. Schmitt.

10.14@ Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
10.15@   Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
10.16@ Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
10.17 Employment Agreement, dated November 3, 1996, by and between the Registrant and Kjell S. Andersson.
10.18    Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
10.19 Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.
10.20@ Series B Convertible Preferred Stock Purchase Agreement, dated August 9, 1993, by and among the Registrant and Madison Dearborn Capital Partners, L.P.
10.21@ Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and between the Registrant and Madison Dearborn Capital Partners, L.P.
10.22@ Series C Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.23@ Amended and Restated Registration Rights Agreement, dated June 29, 1995, by and among the Registrant and the parties named therein.
10.24@ First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.25@   OEM Supply Agreement for Omnipoint PCS (Personal Communication
         Systems) Products, dated September 22, 1994, by and between the Registrant and Northern Telecom Inc.
10.26@ Manufacturing License and Escrow Agreement for Personal Communication Service Products, dated February 28, 1995, by and between the Registrant and Northern Telecom Inc.
10.27@ Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.28@ Reciprocal OEM Agreement Memorandum of Understanding, dated March 30, 1995, by and between the Registrant and Northern Telecom Inc.
10.29@ Supply Agreement, dated September 22, 1994, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.30@ Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.31    [Intentionally left blank].
10.32+++ Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and Northern Telecom Inc. 10.33+++ Loan Agreement, dated August 7, 1996, by and between Omnipoint
         Communications Inc. and Ericsson Inc., as amended.
10.34@ Memorandum of Understanding, dated April 21, 1995, by and between the Registrant and Pacific Bell Mobile Services.
10.35@ Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.36@ Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.37@ Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.

10.38@+ Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
10.39@ Letter Agreement, dated January 24, 1996, by and between the Registrant and between Ericsson Inc.
10.40@ Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications, Inc.
10.41@ Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint Communications Inc. Ameritech Development Corporation.
10.42@ Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
10.43**++  Acquisition Agreement for Ericsson CMS 40 Personal Communications
           Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications.
10.44**++  Acquisition Supply and License Agreement for Omnipoint Personal
           Communications Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and the Registrant.
10.45**++  Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal
           Units, dated as of April 16, 1996, by and between Ericsson, Inc. and Omnipoint Communications, Inc.
10.46**++  Memorandum of Understanding, dated April 2, 1996, by and between
           Orbitel Mobile Communications Inc. and the Registrant
10.47@@ Letter of Intent, dated November 20, 1995, by and between the Registrant and Western Wireless Corporation
10.48@@ Letter of Intent, dated February 26, 1996, by and between Omnipoint Communications Inc. and American Portable Telecom, Inc.
10.49@@ Letter of Intent, dated March 22, 1996, by and between Omnipoint Communications Inc. and American Personal Communications.
10.50@@ Letter of Intent, dated May 13, 1996, by and between the Registrant and InterCel, Inc.
10.51@@ License Agreement, dated March 22, 1996, by and between the Registrant and Bender & Company, Inc.
10.52@@ Second License Agreement, dated April 17, 1996, by and between Registrant and Bender & Company, Inc.
10.53@@ Lease Agreement, dated March 1, 1996, by and between Omniset Corporation and Roots Stone Limited Partnership.
10.54 Agreement dated as of February 24, 1997, between the Registrant and Kjell S. Andersson, amending Employment Agreement dated November 3, 1996.
11.1       Statement of computation of loss per share.
21.1@      Subsidiaries of the Registrant.
23.1       Consent of Coopers & Lybrand L.L.P.
24.1       Power of Attorney (included in signature pages).
27         Financial Data Schedule.

___________________________________________________________
@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.

@@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
@@@ Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-19895.
* Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.
++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.
+++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 31,1997.

___________________________

(b)  REPORTS ON FORM 8-K

        On May 3, 1996, a Form 8-K, Item 5, was filed disclosing the fact that
(i) the Company entered into definitive agreements with Ericsson Inc. governing the licensing and OEM arrangement relating to the Company's proprietary IS-661 technology and (ii) the Company entered into a non-binding memorandum of understanding with Orbital Mobile Communications Ltd. involving the development of IS-661 and dual mode IS-661/PCS 1900 handsets.

        On September 10, 1996, a Form 8-K, Item 5, was filed disclosing the consummation of the private placement of $250 million of the Company's 11-5/8% Senior Notes due 2006. On January 16, 1997, a Form 8-K, Item 5, was filed disclosing the consummation of the private placement of $200 million of the Company's 11-5/8% Series A Senior Notes due 2006.

(c)  EXHIBITS

          The exhibits required by this Item are listed under Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULE

          The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Arlington, Commonwealth of Virginia, on the 30th of March, 1997.


                         OMNIPOINT CORPORATION



                         By:/s/ Douglas G. Smith
                            --------------------
                            Douglas G. Smith
                            President and Chief Executive Officer


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


           SIGNATURE                  TITLE                    DATE
       -----------------  ------------------------------  --------------

/s/    Douglas G. Smith   President, Chief Executive      March 30, 1997
------------------------  Officer, Chairman of the
       Douglas G. Smith   Board and Director (Principal
                          Executive Officer)


/s/    George F. Schmitt  Executive Vice President and    March 30, 1997
------------------------  Director; President of
       George F. Schmitt  Omnipoint Communications Inc.




/s/  Bradley E. Sparks    Chief Financial Officer         March 30, 1997
----------------------    (Principal Financial and
Bradley E. Sparks         Accounting Officer)



/s/  James J. Ross        Director and Vice Chairman      March 30, 1997
------------------        of the Board
     James J. Ross


/s/  Evelyn Goldfine      Director                        March 30, 1997
--------------------
     Evelyn Goldfine

/s/  Richard L. Fields          Director                March 30, 1997
----------------------
     Richard L. Fields


/s/  Paul J. Finnegan           Director                March 30, 1997
---------------------
     Paul J. Finnegan


/s/  James N. Perry, Jr.        Director                March 30, 1997
------------------------
     James N. Perry, Jr.


/s/  Arjun Gupta                Director                March 30, 1997
----------------
     Arjun Gupta

                             OMNIPOINT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page
                                                                                 ----

Report of Independent Accountants                                                F-2

Consolidated Balance Sheets at December 31, 1995 and 1996                        F-3

Consolidated Statements of Operations for the years ended December 31, 1994,
  1995 and 1996                                                                  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1994, 1995 and 1996                                               F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1994,
  1995 and 1996                                                                  F-6

Notes to Consolidated Financial Statements                                       F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Omnipoint Corporation:

We have audited the accompanying consolidated balance sheets of Omnipoint Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnipoint Corporation as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       Coopers & Lybrand L.L.P.



Boston, Massachusetts
January 31, 1997

                             OMNIPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            December 31,
                                                                                         ------------------
                                                                                           1995       1996
                ASSETS                                                                   --------  ----------
CURRENT ASSETS:
 Cash and cash equivalents                                                               $ 57,784  $  215,029
 Short term investments                                                                         -      46,827
 Escrow deposit (Note 8)                                                                        -      43,516
 Prepaid expenses and other current assets (Note 3)                                         5,040       1,795
 Inventory (Note 4)                                                                         1,310      37,490
                                                                                         --------  ----------
      Total current assets                                                                 64,134     344,657

Fixed assets, net (Notes 5 and 13)                                                         18,957     186,851
FCC Licensing costs, net of accumulated amortization of $9,116 and $17,804
  as of December 31, 1995 and 1996, respectively (Note 9)                                 338,402     752,189
FCC deposit (Note 12)                                                                      40,000      60,000
Escrow deposit (Note 8)                                                                         -      48,466
Deferred financing costs and other intangible assets, net of accumulated amortization
  of $543 and $2,089 as of December 31, 1995 and 1996, respectively                        12,618      27,047
Other long-term assets                                                                        879         262
                                                                                         --------  ----------

      Total assets                                                                       $474,990  $1,419,472
                                                                                         ========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                          3,331      73,878
  Accrued expenses (Note 6)                                                                 4,593      12,333
  Accrued interest payable (Note 8)                                                           388      12,072
  Capital lease obligations - current portion (Note 13)                                       182          59
  Credit agreement (Note 8)                                                                36,500           -
  Convertible Subordinated Notes (Note 8)                                                  16,250           -
  Deferred revenue                                                                          4,300           -
                                                                                         --------  ----------

      Total current liabilities                                                            65,544      98,342

 Capital lease obligations - long term portion (Note 13)                                      106           -
 Loan payable under financing agreement (Note 8)                                           31,758           -
 Senior notes (Note 8)                                                                     16,485      18,617
 11 5/8% Senior and Series A Senior Notes due 2006 (Note 8)                                     -     458,886
 FCC license obligations (Note 9)                                                         347,518     709,853

 Commitments and contingencies (Notes 8 through 13)

 Redeemable convertible preferred stock, $.01 par value, 5,750,000 shares authorized at
   December 31, 1995 (Notes 7 and 8):
  Series A; 666,667 shares issued and outstanding at December 31, 1995                      1,500            -
  Series B; cumulative preferred stock; 1,651,714 shares issued and outstanding at
    December 31, 1995, net of issuance costs                                               15,919            -
  Series C; cumulative preferred stock; 1,866,338 shares issued and outstanding at
    December 31, 1995, net of issuance costs                                               26,708            -

 Stockholders' equity (deficit) (Notes 7, 8 and 14):
  Common stock, par value $.01 per share; authorized 75,000,000 shares, issued  and outstanding 24,658,618 shares at December 31, 1995, and 50,969,300 shares at
    December 31, 1996                                                                         247          510
  Additional paid-in capital                                                               29,860      329,772
  Accumulated deficit                                                                     (59,498)    (186,428)
  Unearned compensation                                                                       (23)      (8,883)
  Notes receivable (Note 2)                                                                (1,134)      (1,197)
                                                                                         --------   ----------

      Total stockholders' equity (deficit)                                                (30,548)     133,774
                                                                                         --------   ----------

        Total liabilities and stockholders' equity (deficit)                             $474,990   $1,419,472
                                                                                         ========   ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1994       1995        1996
                                                ---------  ---------  -----------

Revenues:
  License fees (Note 10)                        $  3,000   $      -    $       -
  Revenues (Note 1)                                    -          -          531
                                                --------   --------    ---------

       Total revenues                              3,000          -          531

 Operating expenses:
  Research and development                         7,018     14,345       38,205
  Sales, general and administrative                6,290     12,619       47,140
  Depreciation and amortization                    1,125     11,038       15,587
                                                --------   --------    ---------

       Total operating expenses                   14,433     38,002      100,932
                                                --------   --------    ---------

       Loss from operations                      (11,433)   (38,002)    (100,401)
                                                --------   --------    ---------

 Other income (expense):
  Interest income                                    363        749       10,697
  Interest expense (Notes 8 and 9)                (1,519)      (517)     (37,226)
  Miscellaneous income                                65          -            -
  Gain on sale of subsidiary stock (Note 14)       3,194          -            -
                                                --------   --------    ---------

       Net loss                                 $ (9,330)  $(37,770)   $(126,930)
                                                ========   ========    =========

Net loss per share                                                     $   (2.71)
                                                                       =========

Weighted average common shares outstanding                                46,818
                                                                        ========

Pro forma net loss per common share (unaudited) (Note 1)   $  (0.96)
                                                           ========

Pro forma weighted average common shares outstanding
 (unaudited) (Note 1)                                        39,529
                                                           ========



   The accompanying notes are an integral part of the consolidated financial statements.




                             OMNIPOINT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

             for the years ended December 31, 1994, 1995, and 1996




                                                                                                                         TOTAL
                                             COMMON STOCK     ADDITIONAL                                             STOCKHOLDERS'
                                          ------------------    PAID-IN    ACCUMULATED     UNEARNED        NOTES         EQUITY
                                            SHARES    AMOUNT    CAPITAL      DEFICIT     COMPENSATION   RECEIVABLE     (DEFICIT)
                                          ----------  ------  -----------  ------------  -------------  -----------  --------------

Balance, December 31, 1993                22,835,786    $228    $  6,340     $ (12,398)       $   (43)     $  (158)      $  (6,031)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Issuance of common stock in exchange
 for convertible
  subordinated note                          382,308       4       3,213             -              -            -           3,217
Issuance of common stock in exchange
 for an option held by
  third party to purchase shares of
   subsidiary                              1,125,000      11       4,489             -              -            -           4,500
Issuance of restricted stock to employee       2,500       -          25             -              -            -              25
Issuance of common stock                         270       -           -             -              -            -
Exercise of stock options                     57,560       1          17             -              -            -              18
Issuance of restricted stock in
 exchange for employee note
  receivable                                  25,000       -         250             -              -         (250)              -
Amortization of unearned compensation              -       -           -             -             23            -              23
Interest on employee notes receivable              -       -           -             -              -           (2)             (2)
Forgiveness of employee notes receivable           -       -           -             -              -          164             164
Net loss                                           -       -           -        (9,330)             -            -          (9,330)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Balance, December 31, 1994                24,428,424     244      14,334       (21,728)           (20)        (246)         (7,416)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Issuance of 151,714 shares of Series B
 preferred stock in
  payment of Series B dividend                     -       -      (1,517)            -              -            -          (1,517)
Dividends accrued on Series B and
 Series C preferred  stock                         -       -      (1,839)            -              -            -          (1,839)
Issuance of warrants                               -       -      17,797             -              -            -          17,797
Issuance of common stock in exchange
 for services                                  8,700       -          58             -              -            -              58
Exercise of stock options                     83,994       1          91             -              -            -              92
Issuance of options as form of advanced
 compensation                                      -       -         112             -           (112)           -
Amortization of unearned compensation              -       -           -             -            109            -             109
Issuance of restricted stock in
 exchange for employee notes
  receivable                                 137,500       2         824             -              -         (826)              -
Issuance of employee note receivable               -       -           -             -              -          (87)            (87)
Interest on employee notes receivable              -       -           -             -              -          (29)            (29)
Forgiveness of employee notes receivable           -       -           -             -              -           54              54
Net loss                                           -       -           -       (37,770)             -            -         (37,770)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Balance, December 31, 1995                24,658,618     247      29,860       (59,498)           (23)      (1,134)        (30,548)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Dividends accrued on Series B and
 Series C preferred stock                          -       -        (273)            -              -            -            (273)
Shares issued in connection with
 initial public offering, net of
  expenses                                 8,050,000      80     118,357             -              -            -         118,437
Shares issued at secondary public
 offering, net of expenses                 4,500,000      45     110,643             -              -            -         110,688
Conversion of subordinated debt            1,562,500      16      16,234             -              -            -          16,250
Conversion of preferred stock             10,605,591     106      44,597             -              -            -          44,703
Exercise of stock options                    995,592      10         729             -              -            -             739
Exercise of stock warrants                   596,999       6          (3)            -              -            -               3
Issuance of options at below fair
 market value                                      -       -       9,628             -         (9,628)           -               -
Amortization of unearned compensation              -       -           -             -            768            -             768
Interest on employee notes receivable              -       -           -             -              -         (138)           (138)
Forgiveness of employee note receivable            -       -           -             -              -           75              75
Net loss                                           -       -           -      (126,930)             -            -        (126,930)
                                          ----------    ----    --------   -----------   ------------      -------       ---------

Balance, December 31, 1996                50,969,300    $510    $329,772     $(186,428)       $(8,883)     $(1,197)      $ 133,774
                                          ==========    ====    ========   ===========   ============      =======       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           --------------------------------
                                                                                             1994       1995        1996
                                                                                           ---------  ---------  ----------
Cash flows used in operating activities:
 Net loss                                                                                   $(9,330)  $(37,770)  $(126,930)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization and depreciation                                                               1,125     11,038      15,587
  Inventory write down to replacement cost                                                        -          -      10,114
  Compensation expense from stock grants                                                         23        109         768
  Delivery of pilot system equipment funded by the financing agreement                            -      1,053         540
  Gain on sale of subsidiary stock                                                           (3,194)         -           -
  Increase in employee notes receivable and related accrued interest                             (2)      (116)       (138)
  Forgiveness of employee notes receivable                                                      164         54          75
  Accrued interest                                                                              217          -      11,684
  Interest income associated with restricted cash                                                 -          -      (1,401)
  Payment in kind interest on financing agreement                                                 -        553           -
  Accrued interest on New York MTA License obligation and reversal based on FCC order         1,457     (1,457)          -
  Interest expense associated with warrants                                                       -        533           -
  Interest expense associated with amortization of discount, premium and issuance costs           -          -       4,557
  Issuance of common stock in exchange for services                                               -         58           -
  Purchase of trading securities                                                                  -          -     (12,200)
  Changes in assets and liabilities:
   (Increase) decrease in operating assets:
     Accounts receivable                                                                        110          -           -
     Prepaid expenses, other current assets and other assets                                   (149)         1        (997)
     Inventory                                                                                 (143)    (1,584)    (46,294)
   Increase in operating liabilities:
     Accounts payable and accrued expenses                                                    1,827      3,481      80,127
     Deferred revenue                                                                             -      4,300           -
                                                                                            -------   --------   ---------

Net cash used in operating activities                                                        (7,895)   (19,747)    (64,508)
                                                                                            -------   --------   ---------

Cash flows used in investing activities:
 Purchase of fixed assets                                                                    (2,474)    (3,991)   (173,831)
 Deposit for FCC auctions                                                                         -    (40,000)    (60,000)
 Purchase of held to maturity investments                                                         -          -     (48,627)
 Proceeds from sale of held to maturity investments                                               -          -      14,000
 Down payment for FCC licenses                                                                    -          -     (50,913)
 Capitalized interest on C Block Licenses                                                         -          -     (11,119)
 Refund of FCC deposit                                                                            -          -      40,000
 Proceeds from sale of subsidiary stock                                                       3,194          -           -
                                                                                            -------   --------   ---------

Net cash provided by (used in) investing activities                                             720    (43,991)   (290,490)
                                                                                            -------   --------   ---------

Cash flows from financing activities:
 Proceeds from initial public offering, net of expenses                                           -          -     118,437
 Preferred Dividends accrued and paid                                                             -          -      (1,536)
 Proceeds from secondary public offering, net of expenses                                         -          -     110,687
 Proceeds from bank credit agreement                                                              -     40,000      60,000
 Payments on bank credit agreement                                                                -     (3,500)    (96,500)
 Proceeds from offering of Senior Notes, net of offering costs                                    -          -     187,784
 Proceeds from vendor financing agreements                                                        -      4,500      43,270
 Payments on vendor financing agreements                                                          -          -     (75,178)
 Proceeds from offering of Series A Senior Notes, net of offering costs                           -          -     164,766
 Proceeds from issuance of common stock associated with warrants and options                     43         92         742
 Payments of obligations under capital leases                                                   (19)      (284)       (229)
 Payment of deferred financing costs                                                              -     (1,527)          -
 Payments of short-term debt and notes payable                                                 (150)       (10)          -
 Proceeds from convertible subordinated and senior notes                                          -     50,000           -
 Proceeds from line of credit loan agreement                                                      -     10,000           -
 Proceeds from issuance of preferred stock, net of issuance costs                                 -     16,708           -
                                                                                            -------   --------   ---------

Net cash provided by (used in) financing activities                                            (126)   115,979     512,243
                                                                                            -------   --------   ---------

Net increase (decrease) in cash and cash equivalents                                         (7,301)    52,241     157,245

Cash and cash equivalents at beginning of year                                               12,844      5,543      57,784
                                                                                            -------   --------   ---------

Cash and cash equivalents at end of year                                                    $ 5,543   $ 57,784   $ 215,209
                                                                                            =======   ========   =========


See Note 17 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      ------------------------------------------

      GENERAL

      Omnipoint Corporation ("Omnipoint" or the "Company"), was incorporated in Delaware on June 18, 1987 to design, develop, and market proprietary digital wireless products based on spread spectrum. Substantially all of the Company's revenues have been derived from licensing its IS661 technology and the sale of wireless digital communication products and services. The Company's success in developing its technology for the first digital personal communication service ("PCS") system in 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint Communications, Inc. ("OCI"), a subsidiary of the Company, a Pioneer's Preference in 1993. As a result of the Pioneer's Preference, the FCC issued to OCI in December 1994 a 30 MHz license to provide PCS services for the New York MTA (the "New York MTA License"). Additionally the Company, through its subsidiary Omnipoint PCS Entrepreneurs, Inc., bid successfully for 18 Entrepreneurs' Band C Block PCS Licenses (the "C Block Licenses") and was granted these licenses on September 17, 1996. During 1994, an unrelated party acquired a 4.42% minority interest in OCI.

      On January 31, 1996, the Company completed an initial public offering in which 8,050,000 shares of common stock were issued which provided the Company with proceeds of approximately $118.4 million, net of expenses.
      On July 3, 1996, the Company completed a secondary offering in which 4,500,000 shares of common stock were issued, which provided the Company with proceeds of approximately $110.7 million net of expenses. On August 27, 1996, the Company completed the sale of $250.0 million senior unsecured term notes, which provided the Company with proceeds of approximately $187.4 million net of expenses and cash deposited in escrow to pay interest through August 12, 1998. On December 2, 1996, the Company completed the sale of $200.0 million Series A Senior unsecured notes, which provided the Company with proceeds of approximately $164.7 million net of expenses and cash deposited in escrow to pay two years' interest (see Note 8).

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

      NATURE OF OPERATIONS

      The Company commenced operation of PCS service in the New York MTA in November 1996. During the next 24 months, the Company plans to continue to install equipment and establish additional mobility and distribution channels in its markets. In addition to the continuation of the New York MTA buildout, the Company plans to build and operate PCS networks in the areas covered by the C Block Licenses, focusing initially on the most densely populated sections of these areas and major commuting corridors. To date, the Company has sold PCS equipment only for trials, and the Company does not expect to have significant PCS services or equipment revenue before 1998.

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


                                   Continued

                             OMNIPOINT CORPORATION

      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Company substantially relies upon its relationship with Northern Telecom Inc. ("Northern Telecom") and Ericsson, Inc. ("Ericsson"). The Company has entered into a series of OEM and equipment supply agreements, a collaborative development agreement, and a vendor financing agreement with Northern Telecom and Ericsson. (see Notes 8, 10 and 11).

      Until the Company commenced operations of its PCS network in November 1996, the Company had limited revenues and was dependent on a limited number of customers for its revenues. In 1994, the Company received all of its revenue, $3.0 million from Northern Telecom, representing a non-refundable license fee received upon entering into a non-exclusive OEM agreement. Under the terms of the agreement, Northern Telecom may pay up to an aggregate of $12.0 million in license and OEM fees under certain circumstances.

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

      UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

      The Company's technology business relies on a combination of patents, trademarks, and nondisclosure and development agreements in order to establish and protect its proprietary rights. The Company has filed and intends to continue to file applications as appropriate for patents covering its technology and products. There can be no assurance that additional patents will issue, that the existing patents and such additional patents allowed will be sufficiently broad to protect the Company's technology or that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary information will be adequate.

      PRO FORMA PRESENTATION (UNAUDITED)

      The unaudited pro forma net income (loss) per common share is shown on the face of the income statement as of December 31, 1995 because the Company believes the pro forma presentation is more meaningful since it includes the conversion of the Redeemable Convertible Preferred Stock and the conversion of the Convertible Subordinated Notes. The unaudited pro forma net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding after certain adjustments described below. Common equivalent shares are included in the calculations where the effect on their inclusion would be dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments which include stock options, stock warrants and the Series C Preferred Stock issued during the twelve month period prior to the filing of the Registration Statement have been included in the calculation as if they were


                                   Continued

                             OMNIPOINT CORPORATION
      outstanding for all periods. As permitted under SAB No. 83, the common equivalent shares for stock options and warrants, were determined using the treasury stock method at the initial public offering price of $16.00 per share. In addition, outstanding shares of Series A and Series B Preferred Stock to be converted into common stock upon the effectiveness of the initial public offering are treated as having been converted into Common Stock at the date of original issuance. The Series C Preferred Stock, which is considered a common stock equivalent from the date of its original issuance, was also included pursuant to SAB No. 83 on an as-if converted basis from January 31, 1995 until the date of its original issuance. The Convertible Subordinated Notes were treated as if they were converted on the date of their issuance.

      NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share on a historical basis is computed in the same manner as pro forma net income (loss) per common share, except that Redeemable Convertible Preferred Stock and the Convertible Subordinated Notes are not assumed to be converted. In the computation of net income (loss) per common share, dividends on Redeemable Convertible Preferred Stock are included as an increase to net income (loss) to common stockholders.

      Net income (loss) per common share on a historical basis is as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                             1994        1995        1996
                                        -------------  ---------  ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income (loss)                       $     (9,330)  $(37,770)  $(126,930)
Dividends on Redeemable Convertible
 Preferred Stock                              -           3,357        -
                                        -------------  ---------  ----------

Net income (loss) to common
 stockholders                           $     (9,330)  $(41,127)  $(126,930)
                                        =============  =========  ==========

Net income (loss) per common share      $      (0.30)  $  (1.31)  $   (2.71)
                                        =============  =========  ==========

Weighted average number of common
 shares outstanding                           30,752     31,410      46,818
                                        =============  =========  ==========

      CASH AND CASH EQUIVALENTS


      Cash and cash equivalents are stated at cost which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

      INVESTMENTS

      Short-term investments consist primarily of money market notes and preferred stock, commercial paper and corporate fixed income bonds with original maturities of less than twelve months.

      Pursuant to Statement of Financial Accounting Standards No. (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding


                                   Continued

                             OMNIPOINT CORPORATION
      gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holdings gains and losses on securities classified as trading are reported as earnings. The fair value of investments is determined based on quoted market prices. The Company determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation at each balance sheet date. The costs of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income. The cost of securities is based on specific identification.

      At December 31, 1996, $12.2 million of trading securities and $34.6 million of held to maturity securities were included in short-term investments. The trading securities consists of money market preferred stock. The held to maturity securities consist of commercial paper and fixed income corporate bonds whose cost approximate fair value at December 31 1996.

      CONCENTRATION OF CREDIT RISK

      The Company places its cash and cash equivalents and investments in high quality instruments and, by policy, limits the amount of credit exposure to any one financial institution.

      INVENTORY

      Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists of raw materials and other items used in development of the Company's technology, handsets, accessories and SIM cards for sale to subscribers in the New York MTA.

      PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Included in prepaid expenses and other current assets at December 31, 1995 was an advance payment for pilot system equipment financed through the financing agreement. Upon receipt, the pilot system was expensed and was included in research and development expense in the statement of operations.

      FIXED ASSETS AND DEPRECIATION

      Fixed assets are recorded at cost. Major renewals and improvements are capitalized; repairs and maintenance are charged to expense. Depreciation is provided by use of the straight-line method over estimated useful lives of three to ten years. Depreciation begins when the fixed asset is placed into service. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

      OTHER ASSETS

      Included in other assets at December 31, 1995 were costs incurred in the preparation of the Company's initial public offering. The offering costs which were included in accounts payable and accrued expenses at December 31, 1995 were charged to additional paid-in capital upon the compution of the offering on January 31, 1996.

      LICENSING COSTS, DEFERRED FINANCING COSTS AND OTHER INTANGIBLE ASSETS

      Licensing costs represent the license fees of $347.5 million for the New York MTA License granted by the FCC in December 1994. Among other conditions, the New York MTA License requires that the Company construct a 30 MHz system in the New York MTA that offers coverage to at least one-third of the population of the New York MTA within five years of the license grant date and at least two-thirds of the population within 10 years. The New York MTA license also contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference Award was based. The condition expires upon the system providing coverage for one-third of the population of the New York MTA.

      The New York MTA license expires in December 2004; however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions, and accordingly the New York MTA License is being amortized using the straight-line method over a period of 40 years.

                                   Continued

                             OMNIPOINT CORPORATION

      Licensing costs also include the license fees of the 18 C Block Licenses granted by the FCC on September 17, 1996. The C Block Licenses and any other licenses the Company purchases in the future will be accounted for in accordance with the recently agreed upon industry practices. Based on the Company's estimates of borrowing costs for debt similar to that issued by the U.S. government, the Company used an 11% discount rate. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the build out phase and amortization of such license costs will begin with the commencement of service to customers over a period of 40 years. The
      C Block Licenses are subject to buildout requirements substantially equivalent to the New York MTA License buildout requirements.

      Deferred financing costs include amounts paid related to obtaining proceeds under debt, credit facilities and financing agreements. These costs are amortized over the life of the related debt agreement, generally one to ten years.

      Other intangible assets include an asset recorded in connection with shares of the Company's Common Stock issued in exchange for a previously granted option to purchase from the Company shares of common stock of OCI (see Note 14). This asset is being amortized using the straight-line method over a 40 year period. Other intangible assets also includes costs incurred for the rights to certain information and technologies. These costs are being amortized over their estimated useful lives of 5 to 10 years.

      Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects, in addition other economic factors.

      The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. As the Company continually evaluates the realizability of its long-lived assets, including intangibles, adoption of the statement did not have a material effect on the Company's financial statements at the date of adoption.

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

      REVENUE RECOGNITION

      Air time and access charges are recorded as revenue based on the amount of communications services rendered as measured principally by subscriber usage and fees after deducting an estimate of the usage that will neither be billed nor collected . Prepaid revenues are deferred until earned. Revenue from the sale of handsets and related accessories is recognized upon shipment or point-of-sale.

      Revenue from license fees or equipment sales and related support services is recognized when hardware or software has been delivered, providing other obligations are no longer significant, customer acceptance is reasonably assured and collectibility is deemed probable.

      RESEARCH AND DEVELOPMENT

      Expenditures for research and development are charged to operations as incurred. Research and development expenses include costs for both new product development and ongoing efforts to improve existing technologies. Costs of internally developed software which qualify for capitalization are immaterial.

                                   Continued

                             OMNIPOINT CORPORATION

      INCOME TAXES

      Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, including the recognition of future tax benefits, such as net operating loss carryforwards to the extent that realization of such benefits are more likely than not.

      EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
      Per Share," which is effective for fiscal year 1997. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company is evaluating the impact of this pronouncement; however, the adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to current year presentation.


 2.   RELATED PARTY TRANSACTIONS:
      --------------------------

      Employee notes receivable included a demand note of $158,315 as of December 31, 1993 due from an employee of the Company with a stated interest rate of 5%. In accordance with an agreement, the note receivable was forgiven on April 14, 1994 and recorded as compensation expense. During 1994 and 1995, two employees executed five-year promissory notes payable to the Company in the original principal amount of $250,000 and $75,000, respectively, with interest at the rate of 8.5% per year as consideration for the purchase of common stock. The annual payments due under these notes may be forgiven pursuant to a special bonus provision contained in the employment agreements. In accordance with this provision, $54,250 of the $250,000 note was forgiven during 1995 representing $50,000 principal and $4,250 of interest. During 1996, $58,500 of the $250,000 note and $16,235 of the $75,000 note was forgiven of which in total $65,000 of principal and $9,735 of interest was forgiven.

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

      Interest earned under all employee notes was $2,259, $29,579 and $138,314 for the years ended December 31, 1994, 1995 and 1996, respectively.

      During 1996, the Company's Technology division manufactured and delivered the IS-661 pilot system to the Service division. The Company recognized the net difference between deferred revenue and deferred assets as research and development expenses associated with the delivery and installation of the pilot system.

                                   Continued

                             OMNIPOINT CORPORATION

 3.   PREPAID EXPENSES AND OTHER ASSETS:
      ----------------------------------

      Prepaid expenses and other assets consist of the following at December 31, 1995 and 1996 (in thousands):

                                                                       DECEMBER 31,
                                                                      --------------
                                                                       1995    1996
                                                                      ------  ------

       Advance payment for pilot system equipment financed through
         financing agreement                                          $4,840  $    -
       Miscellaneous receivables                                           -     720
       Deposits                                                           83     773
       Other                                                             117     302
                                                                      ------  ------
                                                                      $5,040  $1,795
                                                                      ======  ======

4.    INVENTORY:
      ---------

      Inventory consists of the following for December 31, 1995 and 1996 (in thousands):

                                     DECEMBER 31,
                                   ---------------
                                    1995    1996
                                   ------  -------

       Raw materials               $1,310  $ 1,102
       GSM Handsets                     -   33,343
       Accessories &  SIM Cards         -    3,045
                                   ------  -------

                                   $1,310  $37,490
                                   ======  =======

 5.   FIXED ASSETS:
      ------------

      Fixed assets including equipment under capital leases consist of the following at December 31, 1995 and 1996 (in thousands):

                                                     DECEMBER 31,
                                                  -------------------
                                                    1995       1996
                                                  ---------  --------

      Building and building improvements          $  2,515   $  7,751
      Machinery, office and computer equipment       6,060     30,680
      Network infrastructure equipment                   -     67,252
      Vehicles                                         214        452
                                                  --------   --------

                                                     8,789    106,135
      Less:  accumulated depreciation               (2,466)    (8,317)
                                                  --------   --------

                                                     6,323     97,818
      Construction in process                       12,634     89,033
                                                  --------   --------

                                                   $18,957   $186,851
                                                  ========   ========

                                   Continued

                             OMNIPOINT CORPORATION

      Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $628,747, $1,448,751 and $5,937,051, respectively. Network infrastructure construction in progress consists of equipment that had not been placed into service; accordingly no depreciation has been recorded. Approximately $2.9 million of capitalized interest has been included in network infrastructure equipment that was previously or continues to be construction in progress.


 6.   ACCRUED EXPENSES:
      ----------------

      Accrued expenses consist of the following at December 31, 1995 and 1996 (in thousands):

                                          DECEMBER 31,
                                        ---------------
                                         1995    1996
                                        ------  -------

       Salaries and benefits            $1,263  $ 5,316
       Bonuses                             350    1,564
       Advertising and promotion             -    2,368
       Professional fees                   464    1,288
       Sales, property and use taxes         -      470
       Dividends                         1,839        -
       Initial public offering costs       593        -
       Other                                84    1,327
                                        ------  -------

                                        $4,593  $12,333
                                        ======  =======


      Amounts accrued for dividends as of December 31, 1995 include $338,722 payable in 33,872 shares of Series B Preferred Stock and Series B and C dividends of $1.5 million to be paid in cash.

 7.   REDEEMABLE CONVERTIBLE PREFERRED STOCK:
      --------------------------------------

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

                                   Continued

                             OMNIPOINT CORPORATION

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


 8.   NOTES PAYABLE AND FINANCING AGREEMENTS:
      --------------------------------------

      On January 29, 1993, the Company received $3.0 million from an investor in exchange for a $3.0 million face value convertible subordinated note and warrants to purchase 972,223 shares of common stock. The convertible subordinated note accrued interest at one percent over prime and principal and interest were payable on January 29, 1994. Interest expense accrued for the period from January 29, 1993 through December 31, 1993 was $199,698 at an interest rate of 7%. On January 29, 1994, the $3.0 million face value convertible subordinated note plus accrued interest of $217,493 was converted into 382,307 shares of common stock of the Company at approximately $8.40 per share.

      On January 31, 1995, the Company entered into a $10.0 million Line of Credit Loan Agreement with the holder of the Series B Preferred Stock of the Company, bearing interest at 12%. On March 10, 1995 and April 4, 1995, the Company was advanced $3.0 million and $7.0 million under the line, respectively. The Company's shares of OCI stock were pledged as collateral for the Line of Credit. The Line of Credit expired upon the closing of the Series C Preferred Stock equity financing on June 29, 1995. The Company issued warrants to purchase 50,000 shares of common stock at $.004 per share at the initial closing, and issued additional warrants to purchase 179,168 shares

                                   Continued

                             OMNIPOINT CORPORATION
      of Common Stock at $6.00 per share, which expire on March 10, 2002. In connection with the warrants, the Company recorded interest expense and an increase to additional paid-in capital of $299,800 in 1995.

      On June 29, 1995, the $10.0 million outstanding balance under the Line of Credit expired, and was exchanged for 666,667 shares of Series C Convertible Preferred Stock.

      NORTHERN TELECOM FINANCING AGREEMENT

      On July 21, 1995 OCI entered into a $382.5 million credit facility (the "NT Financing Agreement") with Northern Telecom to finance future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses.

      A portion of the financing agreement, which may be used for working capital purposes including interest payments on the amounts outstanding on the NT Financing Agreement, matures June 30, 1997. Any amounts repaid can be subsequently borrowed for other purposes allowed under the NT Financing Agreement. The principal amount on the other portions of the NT Financing Agreement are payable in twenty consecutive quarterly installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the unpaid principal balance on all loans payable quarterly in arrears at varying interest rates at a base or LIBOR rate at the Company's election.

      The Company, at its election, can prepay the outstanding amount of loans at any time without penalty or premium.

      The NT Financing Agreement is collateralized by a pledge of stock of OCI owned by a wholly-owned subsidiary of the Company and by substantially all of OCI's assets. Under the terms of the NT Financing Agreement, the Company is subject to certain financial and operational covenants including restrictions on the payment of dividends by OCI, restrictions on additional indebtedness and financial maintenance obligations. Additionally, the NT Financing Agreement provides that, among other things, the failure to pay when due amounts owed to the FCC shall constitute an event of default. As of December 31, 1995, OCI had a outstanding balance (principal and payment in kind interest) of $31.8 million. OCI had no outstanding balance under the NT Financing Agreement as of December 31, 1996.

      ERICSSON CREDIT FACILITY

      On April 16, 1996 OCI entered into a $132.0 million credit facility (the "Ericsson Credit Facility") with Ericsson, Inc. to finance the purchase of equipment and services from Ericsson for the New York MTA market.

      A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, matures on June 30, 1998. The principal amount on other portions of the facility are payable in twenty consecutive quarterly installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for reborrowing. Interest on the Ericsson Credit Facility is payable quarterly at varying interest rates at a base or LIBOR rate at the Company's election. At December 31, 1996, the Company had no outstanding balance on this credit facility.

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

      The Ericsson Credit Facility is collateralized by substantially all of the assets of OCI, including a pledge of all capital stock of OCI owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari passu basis with Northern Telecom.


                                   Continued

                             OMNIPOINT CORPORATION

      CREDIT AGREEMENT

      On November 21, 1995, the Company, through its subsidiary Omnipoint PCS Entrepreneurs, Inc. ("OPCSE"), signed a credit agreement and a term note with a bank in the original principal amount of $40.0 million. This note was used to fund the deposit with the Federal Communication Commission in connection with the C Block Auction.

      Interest periods on the term note ranged from one to fourteen days with interest rates set by the bank based on wholesale money market rates available to the bank which at December 31, 1995 was 6.375%. The agreement and term note was collateralized by all assets of OPCSE. Interest accrued as of December 31, 1995 was $58,172. The Company's outstanding balance at December 31, 1995 was $36.5 million. During 1996, the Company repaid the outstanding balance with the proceeds from the convertible subordinated and senior notes and initial public offering proceeds.

      SENIOR NOTES

      On November 22, 1995, the Company issued to two institutional investors both warrants to purchase an aggregate of 625,000 shares of Common Stock at $.004 per share and two five year term Senior Notes in the aggregate principal amount of $25.0 million. The Company is subject to certain restrictions and requirements regarding the issuance of indebtedness senior or pari passu to the Senior Notes. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. In the event that the employment of a senior officer of the Company is terminated prior to June 30, 1998, the Company must either pay the Senior Notes in full or pay a one time fee in an amount equal to 5% of the then outstanding principal of the Senior Notes. The Company may prepay the Senior Notes at any time. Interest is payable at 6% for the period November 22, 1995 to November 22, 1996, and thereafter is payable at 12% semiannually for the period from November 22, 1996 to November 22, 2000. Interest accrued as of December 31, 1995 and 1996 was $162,500 and $250,000, respectively. Associated with the valuation of the warrants, the Company recorded a debt discount and increase in additional paid-in capital of $8,747,500. The discount will be amortized over the five year life of the notes and resulted in $232,739 and $2.4 million of amortization included in interest expense at December 31, 1995 and 1996, respectively.

      10% CONVERTIBLE SUBORDINATED NOTES

      On November 29, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $10.0 million, together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. These notes are together known as the "Convertible Subordinated Notes". The Convertible Subordinated Notes have a stated interest rate of 10%, payable semiannually on March 31 and September 30, commencing on March 31, 1996. Interest accrued as of December 31, 1995 was $166,982. The Convertible Subordinated Notes were converted upon the closing of the initial public offering into an aggregate of 1,562,500 shares of Common Stock at $16.00 per share. Associated with the valuation of the warrants, the Company recorded a debt discount and an increase in additional paid-in capital of $8,747,500.

      The Company paid $1.0 million for investment banking services rendered in connection with the issuance of the Senior Notes and $15.0 million of the Convertible Subordinated Notes. The unamortized amounts are included in deferred financing costs and other intangible assets.


                                   Continued

                             OMNIPOINT CORPORATION

      11 5/8% SENIOR NOTES DUE 2006

      On August 27, 1996, the Company completed the private placement of $250.0 million of the 11 5/8% Senior Notes. The Company received approximately $241.6 million, net of offering expenses and placed $53.3 million in escrow to pay interest through August 15, 1998. On November 11, 1996, the Company offered to exchange its 11 5/8% Senior Notes due 2006 (the "Senior Notes"), which have been registered under the Securities Act of 1933, as amended, for any and all of its outstanding Senior Notes. By December 10, 1996, all of the outstanding $250.0 million aggregate principal amount of the private placement Senior Notes were tendered to exchange for the Senior Notes. Interest on the Senior Notes will be payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. Interest accrued as of December 31, 1996 was $9.9 million. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. The Senior Notes will mature on August 15, 2006 and except as set forth below, the Senior Notes will not be redeemable at the option of the Company prior to August 15, 2001. On or after August 15, 2001, the Company may redeem the Senior Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and liquidated damages as defined in the indenture, if any, to the date of redemption.

                  YEAR                          REDEMPTION PRICE
                  2001.............................. 105.81%
                  2002.............................. 103.88%
                  2003.............................. 101.94%
                  2004 and thereafter............... 100.00%

      In addition, at any time prior to August 15, 1999, the Company may redeem up to one-third of the Senior Notes originally outstanding at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the net proceeds of one or more Public Equity Offerings or sales of certain capital stock of the Company to one or more Strategic Equity Investors as defined in the indenture; provided that after any such redemption at least two-thirds of the aggregate principal amount of the Notes originally outstanding remains outstanding. Upon the occurrence of a change of control the Company will be required to offer to repurchase the outstanding Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

      The Senior Notes will be senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and will rank senior to all existing and future subordinated indebtedness of the Company. Since the Company conducts a substantial amount of its business through subsidiaries, the Senior Notes will be effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries.

      11 5/8% SERIES A SENIOR NOTES DUE 2006

      On December 2, 1996, the Company completed a private placement of $200.0 million of the 11 5/8% Series A Senior Notes. The Company received approximately $202.4 million, net of offering expenses and placed $37.4 million in escrow to pay interest through August 12, 1998. The Company offered the Series A Senior Notes at 11 5/8% of face value resulting in a premium to the Company of $9.0 million. This premium is included in the value of the notes at December 31, 1996 and is being amortized over the life of the notes resulting in $68,749 of amortization offsetting interest expense as of December 31, 1996. The interest rate on and covenants with respect to the Series A Senior Notes are substantially identical to the interest rate on and covenants with respect to the Senior Notes. The Series A Senior Notes are obligations of the Company evidencing the same indebtedness as the Senior Notes and are governed by the same indenture as the Senior Notes. Interest accrued as of December 31, 1996 was $1.9 million.

      LINE OF CREDIT

      In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two, Inc. ("OPCSE Two"), entered into a credit facility with a bank. The initial funding took place on August 12, 1996, at which time the Company drew down $60.0 million which amount was repaid on August 13, 1996. Interest periods ranged from one to fourteen days, with interest rates set by the bank based on wholesale money market rates available to the bank. The facility was secured by all assets of OPCSE Two and a pledge of a capital stock of OPCSE Two owned by a wholly-owned subsidiary of the Company. The Company has also guaranteed the payment and performance of OPCSE Two's obligations. The agreement terminated upon the completion of the D, E and F License Auction in January of 1997.

      Total interest expense associated with the notes payable, financing agreements and Senior Notes as of December 31, 1995 and 1996 was $1.9 million and $17.0 million, respectively.

      The following is a schedule of future minimum principal payments of the Company's long-term debt including license obligations (Note 9) (in thousands):

       Through December 31, 1997              $    -
       Through December 31, 1998                  79,527
       Through December 31, 1999                 113,415
       Through December 31, 2000                 147,463
       Through December 31, 2001                  32,113
       Thereafter                                908,220
                                              ----------
            Total                             $1,280,738
                                              ==========


                                   Continued

                             OMNIPOINT CORPORATION

 9.   LICENSE OBLIGATIONS:
      --------------------
      NEW YORK MTA LICENSE OBLIGATION


      In December 1993, OCI was awarded a final Pioneer's Preference for a license that required no payment from OCI. Subsequent legislation mandated a methodology for charging for the New York MTA License. In accordance with terms defined in that legislation, OCI is obligated to pay a license fee to the FCC for the New York MTA License awarded in December 1994. The license fee was derived from 85% of the average per population price (based on the 1990 population) paid by the winning MTA auction bidders of the top 23 MTAs excluding the three MTA areas awarded by Pioneer's Preference. This derived number of $13.158 is multiplied by the 1990 New York MTA population of 26,411,597 to arrive at the total obligation of $347.5 million.

      Prior to December 31, 1995, the FCC had not implemented the exact terms for principal and interest payments on the New York MTA License. The initial terms generally allowed for installment payments over the first five years of the New York MTA License with interest-only for at least the first two years. Since payments did not begin until after the New York MTA License and Pioneer's Preference orders were no longer subject to judicial review, the FCC had not yet determined the interest rate to be charged, the timing and nature of the installment payments, and related issues. Therefore, OCI estimated and accrued interest at the prime rate (8.5% at December 31, 1994 and 1995) from the date the New York MTA License obligation was awarded, and had recorded as of December 31, 1995 accrued interest on the New York MTA license of $33.5 million.

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

      Based on the Order, the Company revised its estimate and accrual of interest. Pursuant to Accounting Principles Board Opinion No. 20, "Accounting Changes," this change in accounting estimate was recorded in the Company's financial statements during December 1995, resulting in a decrease in 1995 interest expense of $33.5 million. Had this adjustment not been made, the historical net loss and loss per common share for the year ended December 31, 1995 would have been $(74.7 million) and $(2.37), respectively after giving effect of the dividends on Redeemable Convertible Preferred Stock.

      In addition, the license is conditioned upon the full and timely performance of payment obligations under the Company's installment plan. If the Company is more than ninety days delinquent in any payment, it will be deemed to be in default.

      ENTREPRENEURS' BAND C BLOCK LICENSES

      The Company bid successfully for C Block licenses with an aggregate license fee of approximately $509.1 million (net of the 25% small business discount). On September 17, 1996, the FCC granted the Company's 18 Entrepreneurs' C Block PCS licenses. The Company has made a 10% down payment, or approximately $51.0 million, to the FCC for these licenses. The Company will pay interest only until 2003 and will pay the balance of $458.2 million and remaining interest in quarterly payments during the period 2003 to 2006. This obligation will bear interest at 7% per annum until paid. The C Block BTA licenses and any other licenses the Company purchases in the future will be accounted for in accordance with the recently agreed upon industry practices. Based on the Company's estimate of borrowing costs for debt similar to that issued by the U.S. government, the Company used an 11% discount rate. Accordingly, the licenses were recorded at a net present value of $411.0 million.


                                   Continued

                             OMNIPOINT CORPORATION

      Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers. As of December 31, 1996, $11.1 million of interest had been capitalized and $1.9 million of the discount has been amortized into interest expense.


10.   AGREEMENTS WITH NORTHERN TELECOM:
      ---------------------------------

      Northern Telecom and the Company have signed a series of OEM equipment and supply agreements, as well as a vendor financing agreement (see Note 8). Northern Telecom will make varying payments as it purchases core electronics (primarily radio and digital cards for base stations) and software from the Company. Northern Telecom made an initial $3.0 million license payment in 1994 (part of up to $12.0 million in license and OEM fees to be paid to the Company under certain circumstances) and may make additional royalty payments based on shipments of the Company's products. Northern Telecom will then sell Omnipoint/Northern Telecom integrated systems to PCS operators, including the Company. The Company's purchases to build out the New York network will be financed by Northern Telecom under a financing agreement. The Company has agreed to make certain product upgrades and warranties available to Northern Telecom's customers. No equipment, hardware or software sales were made to Northern Telecom under OEM Agreement during 1994, 1995 and 1996.

      During 1994, the Company entered into an agreement to purchase $100.0 million of equipment and services over the next five years with Northern Telecom. Under the terms of the Supply Agreement, if the conditions of OCI's purchase obligation are met and OCI fails to purchase $100.0 million of equipment and services, it may have to pay a penalty of 10% of the unmet portion of the $100.0 million, which may be waived under certain conditions. On July 21, 1995, the Company entered into an amendment to this supply agreement to increase the purchase commitment from $100.0 million to $250.0 million.

      MANUFACTURING LICENSE AGREEMENT

      On February 28, 1995, the Company entered into an agreement (the "Manufacturing License Agreement") with Northern Telecom in conjunction with the OEM Supply Agreement. Under the terms of the Manufacturing License Agreement, the Company will give Northern Telecom an option to receive the non-exclusive worldwide right to use, modify, manufacture, or have manufactured all of the products supplied by the Company under the OEM Supply Agreement, subject to certain terms and restrictions. This option can be exercised if: 1) there is a breach of the OEM Supply Agreement by the Company, 2) a termination of supply of licensed product under the OEM Supply Agreement by the Company, or 3) mutual agreement to terminate the OEM Supply Agreement by the Company and Northern Telecom. Additionally, if Northern Telecom meets certain purchasing thresholds from the Company, Northern Telecom may also elect to exercise this option. If the option is exercised under this circumstance, Northern Telecom has agreed to pay the Company a one-time license fee. In addition, in all cases, certain royalties on the products licensed are to be paid. The Manufacturing License Agreement has an initial five-year term unless terminated earlier in accordance with terms and conditions specified in the agreement. The agreement may extend for additional one-year terms.

      COLLABORATIVE DEVELOPMENT AGREEMENT

      On March 4, 1995, the Company entered into a five-year agreement (the "Collaborative Development Agreement") with Northern Telecom to collaborate with Northern Telecom on their mutual planning and development activities for PCS products. Under the terms of the Collaborative Development Agreement, Northern Telecom and the Company have agreed to commit resources to joint projects. The Collaborative Development Agreement may be renewed for successive one-year periods, and is subject to earlier termination by mutual agreement of the parties or


                                   Continued

                             OMNIPOINT CORPORATION
      by either party upon written notice to the other party thirty days prior to the end of the initial term or a renewal term.

11.   AGREEMENTS WITH ERICSSON, INC.:
      -----------------------------

      On April 16, 1996, Ericsson, Inc. ("Ericsson") and the Company and their respective affiliates entered into definitive agreements governing (i) the licensing and supply arrangement related to the Omnipoint System, (ii) the purchase by OCI or other Omnipoint affiliates of GSM handsets, (iii) the sale by Ericsson of IS-661 and GSM infrastructure equipment, and (iv) cooperation on marketing, standards and technical activities. Each of these agreements has a term of five years commencing on the date on which it was executed. In addition, Ericsson and the Company have entered into the Ericsson Credit Facility for the New York MTA networks.

      Under the terms of the licensing and supply agreements, Ericsson will pay license fees and royalties, including an initial $4.5 million license fee.

      The Company entered into a non-binding memorandum of understanding with Orbitel Mobile Communications Ltd., ("Orbitel"), a wholly-owned subsidiary of Ericsson, which contemplates agreements pursuant to which Orbitel will develop, manufacture and supply to the Company IS-661 and dual mode IS-661/PCS 1900 handsets in a mutually agreeable timetable upon OCI agreeing to a minimum purchase commitments to be determined when the parties have ascertained the resources necessary for the development and manufacture of such handsets.

      The Company, through its subsidiary, Omnipoint Communications, Inc. ("OCI"), signed a five year agreement with Ericsson, subject to certain conditions, including vendor financing to purchase $85.0 million of infrastructure equipment, software and engineering, installation and testing services. In addition, since the Company acquired C-Block licenses covering 13.3 million people, beyond those in the New York MTA, the Company is obligated to purchase $81.3 million in additional equipment and services.

                                   Continued

                             OMNIPOINT CORPORATION

12.   FCC DEPOSIT:
      -----------

      In November 1995, the Company, through its subsidiary Omnipoint PCS Entrepreneurs, Inc. ("OPCSE") made a $40.0 million deposit with the FCC to participate in the Entrepreneurs' Band C Block auction. The deposit qualified the Company to participate in the Entrepreneurs' Band C Block auction and was used to satisfy a portion of the first payment on commitments for the 18 licenses received in such auction.

      In August 1996, the Company made a $60.0 million deposit with the FCC to participate in the D, E and F Block auction. The deposit qualifies the Company to participate in the D, E and F Block auction and will be used to satisfy any commitments arising from the Company's successful bidding in the D, E and F Block auction.


13.   COMMITMENTS AND CONTINGENCIES:
      -----------------------------

       COMMITMENTS

       The Company has entered into various leases for its office, facilities and for equipment used in the development of its products. The leases are typically three to five years in length and payable monthly. The Company has various capital lease commitments of approximately $59,000 payable in 1997. Future minimum rentals under these noncancelable operating leases as of December 31, 1996 are as follows (in thousands):

                                            OPERATING LEASES
                                            ----------------
                         1997                      $ 2,455
                         1998                        2,303
                         1999                        2,236
                         2000                        1,417
                         2001                        1,803
                         Thereafter                    336
                                                   -------
                                                   $10,550
                                                   =======

      Total rental expense for the years ended December 31, 1994, 1995, and 1996 was approximately $399,000, $957,000, and $3,100,000, respectively. Capital leases in the amount of $591,000 and $591,000, net of $235,000 and $354,000 accumulated depreciation, respectively, are included in fixed assets at December 31, 1995 and 1996.


                                   Continued

                             OMNIPOINT CORPORATION

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

      On July 1, 1996, the Company, through its subsidiary, OCI, signed a five year agreement with a provider or billing and customer-care services for which the Company will be provided with software products and services to support its billing and customer-service requirements. The Company has committed a minimum amount of $14.1 million in processing fees over the next five years which may be satisfied by the Company and/or its affiliates.

      The Company, through its subsidiary OCI is in various stages of negotiation for handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.


                                   Continued

                             OMNIPOINT CORPORATION

      LITIGATION

      The Company is subject to legal proceedings, administrative proceedings and claims of various types in the ordinary course of its business. While the Company cannot estimate the ultimate settlement, if any, it does not believe that any such legal proceedings will have a material adverse effect on the Company, its liquidity, financial position or results of operations.

14.   STOCK OPTIONS AND WARRANTS:
      --------------------------

      During 1991, the Company granted a warrant to purchase 915,000 shares of common stock at an exercise price of $.008 per share, a price below market value, exercisable for a period of 10 years in exchange for investment banking services over five years. In connection with the warrants, the Company recorded a charge to operations and an increase to paid-in-capital of $816,180 in 1991. The Company also issued a warrant to purchase 750,000 shares of Common Stock originally exercisable for a period of five years from the date of issuance. The warrants are exercisable for a price of $1.00 per share for the first 250,000 shares exercised, $1.10 per share for the next 250,000 shares exercised and $1.20 per share for the remaining 250,000 shares exercised. Subsequent to December 31, 1994, the Company and the warrant holder agreed that the warrant holder could loan to the Company an amount equal to the aggregate exercise price of the warrant on or before the original expiration date. In such event the expiration date of the warrant would be extended for an additional five years. The Company issued 229,168 of which 50,000 have a strike price of $0.004 and the remainder have a strike price of $6.00 to the holder of the Credit Loan Agreement. These warrants expire on March 10, 2002. In connection with the Senior Notes and Convertible Subordinated Notes issued during 1995, the Company granted to the holders of the notes warrants to purchase 1,250,000 shares of common stock at an exercise price of $.004 per share, a price below market value, exercisable for a period of five years from the date of issuance. In connection with the warrants, the Company recorded a discount on the notes and an increase to paid-in capital of $17.5 million. During 1996, approximately 597,000 warrants were exercised with an exercise price of $0.004.

      The 1990 stock option plan authorizes the grant of options exercisable for a maximum of 6,250,000 of Common Stock to key employees, consultants, officers and directors of the Company. Options under the plan expire 10 years from the date of the grant for incentive stock options and 10 years plus 30 days for nonstatutory options. Prior to the approval of the 1990 stock option plan, the Company granted a total of 890,000 nonstatutory stock options at an exercise price below the fair value of the stock. During 1995 and 1996, the Company granted 5,044 and 384,745, respectively, of additional stock options at an exercise price below the fair value of the stock. The Company recorded approximately $23,000, $109,000 and $768,000 of compensation expense during 1994, 1995 and 1996 associated with these options. Options granted vest rateably over five years.

      In June 1994, an unrelated party acquired 1,125,000 shares of Common Stock of the Company in exchange for an option held by such unrelated party an option to purchase a 9.85% interest in OCI. The estimated fair value of the Common Stock of $4.5 million at the time of the exercise of the option has been recorded as an additional investment in the subsidiary, with a corresponding intangible asset. Also in June 1994, an unrelated party exercised its option to purchase 549 shares (4.42%) of Omnipoint's stock in OCI for approximately $3.2 million resulting in a gain of the same amount. The Company issued the options in 1992 to other Pioneer's Preference applicants who were ultimately unsuccessful in obtaining a preference award.

      The 1996 employee stock purchase plan authorizes the issuance of a maximum of 200,000 shares of common stock through payroll deductions to employees of the Company. Employees of the Company, who are scheduled to work 20 or more hours per week and are employed as of the first day of each offering period, will be eligible to participate in the purchase plan. Except for the initial offering which consisted of a six-month period from July 1, 1996 through December 31, 1996, each offering under the Purchase Plan will be for the 12-month calendar year (the "Offering Period"). Each Offering Period other than the initial Offering Period will consist of two six-month purchase periods commencing on the first business day on or after January 1 or July 1 of each year (each, a


                                   Continued

                             OMNIPOINT CORPORATION

      "Purchase Period"). Participating employees may contribute from 1% to 10% of compensation through payroll deductions. On the last business day of each Purchase Period (the "Exercise Date"), the employee's payroll deductions will be used to purchase shares of the Company's Common Stock for the employee. The price of the shares purchased will be the lower of
      (i) 85% of the stock's closing price on the commencement date of the Offering Period or (ii) 85% of the stock's closing price on the Exercise Date. The maximum aggregate purchases which an employee will be able to make in a single calendar year is $25,000, based on the fair market value of such Common Stock determined at the commencement date of the Offering Period.

      The Company has two stock-based compensation plans, which are described above. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans other than options issued under fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                        1996                        1995
                             --------------------------  ---------------------------
                             Net Income   Earnings Per   Net Income    Earnings Per
                             -----------                 -----------
                              (in 000s)       Share       (in 000s)       Share
                                          -------------               --------------
           As Reported        $(126,930)        $(2.71)    $(37,770)   $(0.96) (a)

              Pro forma       $(128,585)        $(2.74)    $(37,792)   $(0.96) (a)

      (a) Earnings per share as of December 31, 1995 is presented on a pro forma giving effect to certain items related to the Company's initial public offering on January 31, 1996.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.75 years, expected volatility of 0% and 49.55%, for 1995 and 1996, respectively, a dividend yield of 0% and a risk-free interest rate of 6.3%.

      The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net loss and net loss per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995. The fair value of the employee stock purchase plan periods during 1996 is estimated on the date of purchase using the Black-Scholes Option pricing model utilizing the following weighted average assumptions an expected life of six months, expected volatility of 49.55% a dividend yield of 0% and a risk-free interest rate of 5.4%. The amount of compensation expense, net of income taxes related to the employee stock purchase plan included in the pro forma net loss and earnings per detail above, is approximately $228,000, for 1996.

      A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:


                                   Continued

                             OMNIPOINT CORPORATION



                                                             1996                         1995                  1994
                                                  --------------------------  --------------------------  --------------------------
                                                                  Wtd Avg.                    Wtd Avg.                    Wtd Avg.
                                                                   Price                       Price                       Price
                                                     Shares      Per Share      Shares       Per Share      Shares       Per Share
                                                  -----------  -------------  -----------  -------------  -----------  -------------
Options outstanding at beginning of
 year January 1,                                    4,598,408     $   4.6343    3,243,476     $   1.6112    2,972,306     0.6580

Granted
  At fair value                                       721,322        27.9624      813,332         5.1240      330,126    10.0000
  At greater than fair value                                -              -      633,510        19.0764            -
  At less than fair value                             384,745         2.7946        5,044           4.81
Exercised                                            (995,592)        0.7423      (83,994)        0.9611      (57,560)    0.3034

Canceled                                              (32,584)       15.2166      (12,960)        9.9581       (1,396)    0.9000

                                                  -----------     ----------  -----------     ----------    ---------    -------
Options outstanding at end of year December 31,     4,676,299     $   8.8353    4,598,408     $   4.6343    3,243,476     1.6112
                                                  ===========     ==========  ===========     ==========   ==========    =======


Options exercisable at December 31,                 2,124,625                   2,813,624                   2,682,013
                                                  ===========                 ===========                  ==========

Options available for future grant at
 December  31,                                      1,573,701                   1,651,592                   3,006,524
                                                  ===========                 ===========                  ==========

Weighted average fair value of options granted
 during the year                                        17.14                         .17
                                                  ===========                 ===========

      The following table summarizes information about stock options outstanding at December 31, 1996:


                                 Options Outstanding                                 Options Exercisable
                          -------------------------------                      -----------------------------
                                           Weight-Average
                                             Remaining
       Range of             Number          Contractual      Weight-Average      Number     Weighted-Average
    Exercise Prices      Outstanding          Life          Exercise Price     Exercisable   Exercise Price
----------------------  ---------------   ---------------    ---------------   -----------  ----------------
    $0.004-$0.444            1,172,538              4.85        $    0.1882       963,188        $   0.2269
    $0.448-$4.000              815,010              4.26        $     .8307       815,010        $    .8307
     $6.00-$6.00             1,269,114              8.47        $    5.8531       315,890        $   5.7310
    $10.00-$34.50            1,419,637              9.24        $   23.2414        30,537        $  17.7974
----------------------  ---------------   ---------------    ---------------   -----------   ---------------
    $0.004-$34.50            4,676,299              7.06        $    8.8353     2,124,625        $   1.5294
======================  ===============   ===============    ===============   ===========   ===============


                                   Continued

                             OMNIPOINT CORPORATION

      At December 31, 1996, of the 4,676,299 options outstanding, 1,394,516 were issued under the Incentive Stock Option Plan with a range of exercise prices of $0.44 to $34.50, while 3,281,783 were issued under the nonstatutory stock option plan and had an exercise price range of $0.004 to $34.50.

15.   INCOME TAXES:
      ------------

      At December 31, 1996, the Company had net operating loss carryforwards of approximately $222.7 million to be used to offset future taxable income; these carryforwards expire during the years through 2011. Approximately $20.0 million of these net operating losses were related to stock option exercises, the tax benefit of which, when ultimately realized, would be reflected as component of equity. Under the Tax Reform Act of 1986, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

      Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                  DECEMBER 31,
                                           -------------------------
                                               1995          1996
                                           -----------    ----------

     Deferred tax assets:
       Inventory                              $    244      $  4,134
       Compensation related                        361         1,180
       Deferred revenue                          1,720            -
       Start up costs                               -          1,130
       Reserves                                     -          1,008
       Other                                       144            -
       Net operating loss carryforwards         25,680        81,100
       Valuation allowance                     (21,611)      (74,419)

     Deferred tax liabilities:
       FCC license                              (6,393)      (12,181)
       Fixed assets                               (145)       (1,952)
                                           -----------    ----------

       Net deferred tax assets                $     -     $       -
                                           ===========    ==========


      Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
      -----------------------------------

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



                                   Continued

                             OMNIPOINT CORPORATION


                                              DECEMBER 31, 1995            DECEMBER 31, 1996
                                          -----------------------   ------------------------------
                                            CARRYING   ESTIMATED      CARRYING       ESTIMATED
                                             AMOUNT    FAIR VALUE      AMOUNT       FAIR VALUE
                                          -----------  ----------   -----------  -----------------
                                                              (IN THOUSANDS)
    Credit Agreement                        $  36,500  $   36,500    $       -    $             -
    Convertible Subordinated Notes             16,250      25,000            -                  -
    Loan payable under financing agreement     31,758      31,758            -                  -
    Senior Notes                               16,485      25,000       18,617             25,930
    11 5/8% Senior Notes, due 2006                  -           -      250,000            261,960
    11 5/8% Series A Senior Notes due 2006          -           -      208,886            209,568
    C Block License Obligation                      -           -      362,335            371,137
    New York MTA License Obligation           347,518     347,518      347,518            347,518


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

      C BLOCK LICENSE OBLIGATIONS

      The fair value of these obligations are based on the Company's estimate of borrowing costs for debt similar to that issued by the U.S. government.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.


                                   Continued

                             OMNIPOINT CORPORATION

17.   SUPPLEMENTAL CASH FLOW INFORMATION:
      -----------------------------------

                                                              1994            1995            1996
                                                           ----------      ----------      ----------

Cash paid for interest                                      $    107          $   501       $ 23,125
Cash paid for taxes                                                9               32              -
Non cash investing and financing activities:
  Liability incurred for acquisition of the license         $347,518          $     -       $360,442
  Capital lease obligations incurred and notes payable
    issued in exchange for fixed assets                          233               88              -
  Common stock issued upon conversion of subordinated
    note                                                       3,217                -         16,250
  Common stock issued in exchange for an option held by
    a third-party to purchase shares of subsidiary             4,500                -              -
  Common stock issued in exchange for employee notes
    notes receivable                                             250              825              -
  Issuance of Series B preferred stock in payment of
    Series B dividend                                              -            1,517            576
  Issuance of Series C preferred stock in exchange for
    amounts due under line of credit                               -           10,000              -
  Dividends accrued on Series B and Series C preferred
    stock                                                          -            1,839              -
  Proceeds from financing agreement used to pay
    origination fee                                                -            7,500            150
  Common stock issued in exchange for services                     -               59              -
  Fixed assets and capitalized interest funded by
    financing agreement                                            -           13,312              -
  Advance payment of pilot system equipment financed
    through financing agreement                                    -            4,840              -
  Pilot system equipment funded by financing agreement             -            1,053          1,321
  Issuance of options at below fair market value                   -              112          9,628
  Conversion of preferred stock in connection with the
    initial public offering                                        -                -         44,703



                                   Continued

                             OMNIPOINT CORPORATION

18.   INDUSTRY SEGMENT INFORMATION:
      ----------------------------

                                                                           1996
                                                           --------------------------------------
                                                             PARENT
                                                             COMPANY
                                                               AND
                                                            EQUIPMENT      SERVICE
                                                            DIVISION      DIVISION       TOTAL
                                                           -----------  ------------   ----------
                                                                       (IN THOUSANDS)
     Revenues                                               $      -      $      531   $      531
     Income (loss) from operations                           (11,005)        (89,356)    (100,401)
     Identifiable assets                                     342,497       1,076,975    1,419,472
     Depreciation and amortization                             3,001          12,586       15,587
     Captital expenditures                                     7,128         166,703      173,831
     Interest income (expense), net                            1,340         (27,869)     (26,529)

                                                                           1995
                                                           --------------------------------------
                                                             PARENT
                                                             COMPANY
                                                               AND
                                                            EQUIPMENT      SERVICE
                                                            DIVISION      DIVISION       TOTAL
                                                           -----------  ------------   ----------
                                                                       (IN THOUSANDS)
     Revenues                                               $      -      $        -   $        -
     Income (loss) from operations                           (23,664)        (14,338)     (38,002)
     Identifiable assets                                     108,684         366,306      474,990
     Depreciation and amortization                             1,900           9,138       11,038
     Captital expenditures                                     2,459          14,844       17,303
     Interest income (expense), net                               57             175          232

                                                                           1994
                                                           --------------------------------------
                                                             PARENT
                                                             COMPANY
                                                               AND
                                                            EQUIPMENT      SERVICE
                                                            DIVISION      DIVISION       TOTAL
                                                           -----------  ------------   ----------
                                                                       (IN THOUSANDS)
     Revenues                                               $  3,000      $        -   $    3,000
     Income (loss) from operations                             3,217         (14,650)     (11,433)
     Identifiable assets                                      13,810         347,136      360,946
     Depreciation and amortization                               688             437        1,125
     Captital expenditures                                     2,419               5        2,424
     Interest income (expense), net                              301          (1,457)      (1,156)

                                   Continued

                             OMNIPOINT CORPORATION

19.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
      ------------------------------------------

      The following table provides quarterly data for the fiscal years ended December 31, 1996 and 1995.

                                                                                            1996
                                                          ------------------------------------------------------------------------
                                                                MARCH 1        JUNE 30           SEPTEMBER 30      DECEMBER 31
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                      $      -        $      -            $      -          $    531
Operating expenses:
  Research and development                                       4,759            8,659                8,257             16,536
  Sales, general, and administrative                              5,172            4,867               11,418             25,683
  Depreciation and amortization                                   3,501            3,094                2,779              6,213
                                                              ---------       ----------          -----------       ------------

          Total operating expenses                               13,432           16,620               22,454             48,432

     Loss from operations                                       (13,432)         (16,620)             (22,448)           (47,901)

Other income (expense):
  Interest income                                                 1,398            1,313                3,119              4,867
  Interest expense                                               (3,869)          (6,203)              (8,522)           (18,632)
                                                              ---------       ----------          -----------       ------------

          Net (loss)                                          $ (15,903)      $  (21,510)         $   (27,851)       $   (61,666)
                                                              =========       ==========          ===========        ===========

          Net (loss) per common share                         $   (0.39)      $    (0.47)         $     (0.55)       $     (1.21)
                                                              =========       ==========          ===========        ===========

          Weighted average number of common shares
            outstanding                                          40,469           45,620               50,278            50,937

                                                                                            1995
                                                          ------------------------------------------------------------------------
                                                                MARCH 1        JUNE 30           SEPTEMBER 30      DECEMBER 31
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                      $       -       $        -         $          -      $          -
Operating expenses:
  Research and development                                       2,317            2,860                3,643              5,525
  Sales, general, and administrative                              1,785            2,639                3,649              4,546
  Depreciation and amortization                                   2,690            2,690                2,907              2,751
                                                              ---------       ----------          -----------       ------------

           Total operating expenses                               6,792            8,189               10,199             12,822

      Loss from operations                                       (6,792)          (8,189)             (10,199)           (12,822)

Other income (expense):
  Interest income                                                    50              102                  400               197
  Interest expense (Note 8)                                      (7,982)          (8,352)              (8,270)           24,087
                                                              ---------       ----------          -----------       ------------

           Net income (loss)                                  $ (14,724)      $  (16,439)         $   (18,069)       $   11,462
                                                              =========       ==========          ===========        ===========

           Net income (loss) per common share                 $   (0.47)      $    (0.52)         $     (0.58)       $      0.36
                                                              =========       ==========          ===========        ===========

           Weighted average number of common shares
            outstanding                                          31,345           31,870               31,397             31,529

                             OMNIPOINT CORPORATION

20.   SUBSEQUENT EVENTS:
      ----------------

      D, E AND F BLOCK LICENSES

      On January 14, 1997, the Company successfully bid for 109 D, E and F block licenses for an aggregate of $181.4 million (net of the 25% small business discount for the F Block licenses). The Company will make its first payment of $28.8 million utilizing the $60.0 million deposit with the FCC; the remaining $31.2 million of such deposit will be refunded to the Company. The Company is preparing its long-form application for these licenses. At the time the licenses are awarded, the Company will pay an additional $93.1 million at which time payments will be complete for the D and E Block licenses. The remaining $59.5 million for the F Block licenses is payable over a 10-year period. The F Block licenses require interest-only payments for the first two years at the 10-year Treasury Bill rate on the date the licenses are awarded. Principal and interest will be due over the remaining eight years. The Company anticipates that these licenses will be issued by the end of June 1997, unless delayed by FCC proceedings or litigation. The D, E and F Block licenses and any other licenses purchased by the Company in the future will be accounted for in accordance with the recently agreed upon industry practices. Accordingly, interest incurred for the licenses will be capitalized during the buildout phase and amortization of the license cost will begin with the commencement of service to customers.

      REGISTRATION OF SERIES A SENIOR NOTES

      On February 19, 1997, the Company offered to exchange its 11 5/8% Series A Senior Notes due 2006, which have been registered under the Securities Act of 1933, as amended, for any and all of its outstanding 11 5/8% Series A Senior Notes were tendered to exchange these notes. The interest rate on and covenants with respect to the notes are substantially identical to the interest rate on and covenant with respect to the 11 5/8% Series A Senior Notes. The notes are obligations of the Company evidencing the same indebtedness as the 11 5/8% Series A Senior Notes and are governed by the same indenture as the 11 5/8% Series A Senior Notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



In connection with our audits of the consolidated financial statements of Omnipoint Corporation and its Subsidiaries as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.


In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.



                                         COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 31, 1997

                                                                      SCHEDULE I



                             OMNIPOINT CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             for the years ended December 31, 1994, 1995, and 1996



                                            ADDITIONS
                                BALANCE AT  CHARGED TO  DEDUCTIONS  BALANCE AT
                                BEGINNING   COSTS AND      FROM       END OF
                                OF PERIOD    EXPENSES    RESERVES     PERIOD
                                ----------  ----------  ----------  ----------
Period ended December 31,
 1994:
  Reserve for doubtful accounts   $369,946          -     $369,946           -

Period ended December 31,
 1995:
  Reserve for doubtful accounts          -          -            -           -

Period ended December 31,
 1996
  Reserve for doubtful accounts          -          -            -           -


                             OMNIPOINT CORPORATION

                                ________________

                                   FORM 10-K

                                ________________

                                 EXHIBIT INDEX


       EXHIBIT    DESCRIPTION                        SEQUENTIAL PAGE NO.
       -------    -----------                        -------------------

  3.1*     Amended and Restated Certificate of Incorporation of the Registrant.
  3.2@@@   Amended and Restated Bylaws of the Registrant.
  4.2      See Exhibit 3.1.
  10.1@    Registrant's Amended and Restated 1990 Stock Option Plan.
  10.2@ Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
  10.3@ Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
  10.4@ Form of Stock Option Agreement outside scope of Registrant's 1990 Stock Option Plan for non-qualified options.
  10.5@ Warrant Certificate, dated August 2, 1991, by and between the Registrant and Allen & Company Incorporated.
  10.6@ Warrant Certificate, dated August 2, 1991, by and between the Registrant and Allen & Company Incorporated.
  10.7@ Letter agreement, dated June 29, 1995, by and between the Registrant and Allen & Company Incorporated (relating to Exhibit 10.6).
  10.8     [Intentionally left blank].
  10.9@ Common Stock Purchase Warrant issued March 10, 1995, granted to Madison Dearborn Capital Partners, L.P.
  10.10@ Common Stock Purchase Warrant issued March 10, 1995, granted to Madison Dearborn Capital Partners, L.P.
  10.11@ Employment Agreement, effective October 1, 1995, by and between the Registrant, Omnipoint Communications Inc. and George F. Schmitt.
  10.12@   Promissory Note, dated October 1, 1995, by George F. Schmitt.
  10.13@ Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F. Schmitt.
  10.14@ Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
  10.15@   Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
  10.16@ Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
  10.17 Employment Agreement, dated November 3, 1996, by and between the Registrant and Kjell S. Andersson.
  10.18    Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
  10.19 Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.
  10.20@ Series B Convertible Preferred Stock Purchase Agreement, dated August 9,1993, by and among the Registrant and Madison Dearborn Capital Partners, L.P.
  10.21@ Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and between the Registrant and Madison Dearborn Capital Partners, L.P.
  10.22@ Series C Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
  10.23@ Amended and Restated Registration Rights Agreement, dated June 29, 1995, by and among the Registrant and the parties named therein.
  10.24@   First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
  10.25@ OEM Supply Agreement for Omnipoint PCS (Personal Communication Systems) Products, dated September 22, 1994, by and between the Registrant and Northern Telecom Inc.
  10.26@ Manufacturing License and Escrow Agreement for Personal Communication Service Products, dated February 28, 1995, by and between the Registrant and Northern Telecom Inc.
  10.27@ Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
  10.28@ Reciprocal OEM Agreement Memorandum of Understanding, dated March 30, 1995, by and between the Registrant and Northern Telecom Inc.
  10.29@ Supply Agreement, dated September 22, 1994, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
  10.30@ Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
  10.31    [Intentionally left blank].
  10.32+++ Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
  10.33+++ Loan Agreement, dated August 7, 1996, by and between  Omnipoint
           Communications Inc. and Ericsson Inc., as amended.
  10.34@ Memorandum of Understanding, dated April 21, 1995, by and between the Registrant and Pacific Bell Mobile Services.
  10.35@ Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
  10.36@ Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
  10.37@ Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
  10.38@+ Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
  10.39@ Letter Agreement, dated January 24, 1996, by and between the Registrant and between Ericsson Inc.
  10.40@ Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications, Inc.

  10.41@      Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint Communications
              Inc.
  10.42@      Lease Agreement, dated October 15, 1995, by and between the
              Registrant  and Baetis Properties, Inc.
  10.43**++   Acquisition Agreement for Ericsson CMS 40 Personal Communications
              Systems (PCS) Infrastructure Equipment, dated as of April 16,
              1996, by and between Ericsson Inc. and Omnipoint Communications.
  10.44**++   Acquisition Supply and License Agreement for Omnipoint Personal
              Communications Systems (PCS) Infrastructure Equipment, dated as of
              April 16, 1996, by and between Ericsson Inc. and the Registrant.
  10.45**++   Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal
              Units, dated as of April 16, 1996, by and between Ericsson, Inc.
              and Omnipoint Communications, Inc.
  10.46**++   Memorandum of Understanding, dated April 2, 1996, by and between
              Orbitel Mobile Communications Inc. and the Registrant
  10.47@@     Letter of Intent, dated November 20, 1995, by and between the
              Registrant and Western Wireless Corporation
  10.48@@     Letter of Intent, dated February 26, 1996, by and between
              Omnipoint Communications Inc. and American Portable Telecom, Inc.
  10.49@@     Letter of Intent, dated March 22, 1996, by and between Omnipoint
              Communications Inc. and American Personal Communications.
  10.50@@     Letter of Intent, dated May 13, 1996, by and between the
              Registrant and InterCel, Inc.
  10.51@@     License Agreement, dated March 22, 1996, by and between the
              Registrant and Bender & Company, Inc.
  10.52@@     Second License Agreement, dated April 17, 1996, by and between
              Registrant and Bender & Company, Inc.
  10.53@@     Lease Agreement, dated March 1, 1996, by and between Omniset
              Corporation and Roots Stone Limited Partnership.
  10.54       Agreement dated as of February 24, 1997, between the Registrant and Kjell S. Andersson, amending Employment Agreement dated
              November 3, 1996.
  11.1        Statement of computation of loss per share.
  21.1@       Subsidiaries of the Registrant.
  23.1        Consent of Coopers & Lybrand L.L.P.
  24.1        Power of Attorney (included in signature pages).
  27          Financial Data Schedule.

           ___________________________
  @ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
  @@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
  @@@Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-19895.
  * Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1995.
  ** Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.

  + Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.

  ++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.

  +++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 31, 1997.