Form 10-Q
period 1997-03-31
OMNIPOINT CORP \DE\
filed 1997-05-15
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
 For the transition period from       to

                         COMMISSION FILE NUMBER: 0-27442


                              OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)

          DELAWARE                                           04-2969720
(State or other jurisdiction of                            (IRS employer
  incorporation or organization)                         identification No.)


      THREE BETHESDA METRO CENTER, SUITE 400             20814
                  BETHESDA, MD                           (Zip Code)
       (Address of principal executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 951-2500

      2000 NORTH 14TH STREET, SUITE 550                  22201
                  ARLINGTON, VA                          (Former Zip Code)
       (Former address of principal executive office)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Title of Each Class:                                    Name of Each Exchange
COMMON STOCK, PAR VALUE                                   on which Registered:
$0.01 PER SHARE                                           NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,472,810 shares of common stock were outstanding as of May 13, 1997.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                              OMNIPOINT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                      March 31
                                       1997                   December 31,
                                     (unaudited)                  1996
                                  ----------------           ----------------
                     ASSETS

Current assets:
  Cash and cash equivalents        $    198,370              $     215,029
  Short term investments                 44,112                     46,827
  Escrow deposit                         50,537                     43,516
  Accounts receivable, net of
    allowances of $46                     6,537                         47
  Inventory                              33,728                     37,490
  Prepaid expenses and other
    current assets                        2,433                       1,748
                                   ----------------          ----------------
   Total current assets                 335,717                     344,657
Fixed assets, net                       257,636                     186,851
FCC licensing costs, net of
 accumulated amortization of
 $19,976 and $17,804 as of
 March 31, 1997 and December 31,
 1996, respectively                      759,982                     752,189
FCC deposit                                   -                       60,000
Unissued license payment (see Note 4)     28,851                           -
Escrow deposit                            24,166                      48,466
Deferred financing costs and
 other intangible assets, net
 of accumulated amortization of
 $2,762 and $2,089 as of March 31,
 1997 and December 31, 1996,
 respectively                             26,497                      27,047
Other long-term assets                     1,423                         262
                                    ----------------          ----------------
      Total assets                 $   1,434,272             $     1,419,472
                                    ================          ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        55,522                      73,937
  Accrued expenses                        17,295                      12,333
  Accrued interest payable                15,395                      12,072
  Deferred revenue                           189                           -
  Loan payable under financing
    agreement - current portion           14,864                           -
                                    ----------------         ----------------
    Total current liabilities            103,265                      98,342

Loan payable under financing
  agreement                               58,911                           -
Senior notes                              18,892                      18,617
11 5/8% Senior and Series A Notes
 due 2006                                458,714                     458,886
FCC license obligations                  711,799                     709,853

Commitments and contingencies (Note 6)


                                   Continued

Stockholders'  equity  (deficit):
 Common  stock,  par  value,  $.01 per  share;
 authorized  75,000,000  shares;  51,331,757
 shares issued and  outstanding at March 31, 1997
 and 50,969,300 shares issued and
 outstanding at December 31, 1996             513                         510
  Additional paid-in capital              330,396                     329,772
  Accumulated deficit                    (238,791)                   (186,428)
  Unearned compensation                    (8,487)                     (8,883)
  Notes receivable                           (940)                     (1,197)
                                        ----------------------------------------
      Total stockholders'equity            82,691                     133,774
                                        ----------------------------------------
      Total liabilities and
          stockholders' equity       $  1,434,272                $  1,419,472
                                    ================          ================




                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)


                                  Three Months Ended March 31,
                                     1997                1996
                                  -------------   --------------
Revenues:
  License fees                      $ 4,500                  0
  Handset and service revenues        3,087                  0
                                    --------          ---------
 Total revenues                     $ 7,587           $      0

Operating expenses:
  Research and development            7,707              4,759
  Sales, general, and
  administrative                     27,890              5,172
  Depreciation and amortization      10,419              3,501
                                    -------            -------
    Total operating expenses         46,016             13,432

    Loss from operations            (38,429)           (13,432)

Other income (expense):
  Interest income                     4,661              1,398
  Interest expense                  (18,595)            (3,869)
                                  ---------          ---------
           Net loss               $ (52,363)         $ (15,903)
                                  =========          =========

    Loss per share                $   (1.02)         $   (0.39)

Weighted average common shares
 outstanding                         51,278             40,469
                                  =========          =========

                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)


                                                    Three Months Ended
                                                         March 31,
                                                    ------------------------
                                                        1997          1996
                                                    -----------   -----------

Cash flows used in operating activities:
   Net loss                                         $  (52,363)   $  (15,902)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
     Amortization and depreciation                      10,419          3,501
     Inventory write-down to replacement cost            3,000              -
     Allowance for doubtful accounts                        46              -
     Compensation expense from stock grants                617             20
     Increase in employee notes receivable and
       related accrued interest                            (21)           (37)
     Forgiveness of employee notes receivable               74              -
     Payment in kind interest on financing agreement         -            540
     Accrued interest                                    3,323          2,057
     Interest expense associated with amortization of
      discount, premium and issuance cost                1,915            591
     Interest income associated with restricted cash      (999)             -
     Changes in assets and liabilities:
      (Increase) decrease in operating assets:
        Accounts receivable                             (6,536)             -
        Prepaid expenses and other assets               (1,847)           617
        Inventory                                          762           (302)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses          (13,399)        (1,990)
        Unearned revenue                                   189              -
                                                    -----------   -----------
Net cash used in operating activities                  (54,820)       (10,905)
                                                    -----------   -----------

Cash flows used in investing activities:
     Purchase of equipment                             (78,349)        (3,348)
     Down payments for FCC licenses                    (28,851)             -
     Refund of FCC deposit                              60,000              -
     Capitalized interest on C Block licenses           (9,964)             -
     Purchase of investment securities                 (13,801)             -
     Sales of investment securities                     16,516              -
     Proceeds from held to maturity investments         18,278              -
                                                    -----------   -----------
 Net cash used in investing activities                 (36,171)       (3,348)
                                                    -----------   -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                557             76
     Proceeds from financing agreement                  73,775          2,000
     Payments of obligations under capital leases            -            (49)
     Proceeds from credit agreement                          -        (36,500)
     Proceeds from initial public offering, net of
     expenses                                                -        118,437
     Dividends accrued and paid                              -           (273)
                                                       --------       --------
Net cash provided by financing activities               74,332         83,691
                                                       --------       --------

                                   Continued

Net increase (decrease) in cash and cash equivalents   (16,659)        69,438
Cash and cash equivalents at beginning of period       215,029         57,784
                                                       --------       --------
Cash and cash equivalents at end of period             $198,370       $127,222
                                                       ========       ========

                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                      (In thousands, except per share data)

                    For The Three Months Ended March 31, 1997

                                                                                                                Total
                                          Common Stock               Accumulated    Unearned      Notes       Stockholders'
                             Shares       Amount   Paid-in Capital    Deficit     Compensation  Receivable  Equity (Deficit)
                             ----------   ------   ---------------   -----------  ------------  ----------  ----------------
Balance, December 31, 1996   50,969,300   $  510       $   329,772   $ (186,428)   $  (8,883)   $  (1,197)    $   133,774
Exercise of stock options       377,457        3               553            -            -            -             556
Restricted stock returned
   upon termination             (15,000)       -              (150)           -            -          150               -
Issuance of options in form
   of advanced compensation           -        -               221            -          (221)          -               -
Amortization of
   unearned compensation              -        -                 -            -           617           -             617
Interest on employee
   notes receivable                   -        -                 -            -             -         (21)            (21)
Forgiveness of employee
   notes receivable                   -        -                 -            -             -         128             128
Net loss                              -        -                 -      (52,363)            -           -         (52,363)
                             ----------   ------   ---------------   -----------  ------------  ----------  ----------------
Balance, March 31, 1997      51,331,757   $  513       $   330,396   $ (238,791)  $   (8,487)   $    (940)  $      82,691
                             ==========   ======   ===============   ===========  ============  ==========  ================


                 See notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     The consolidated financial statements have been prepared by Omnipoint Corporation ("Omnipoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to the three month presentation.

2.   INVENTORY:

     Inventory consists of the following for March 31, 1997 (unaudited) and December 31 1996:

                                     March 31,          December 31,
                                       1997                 1996
                                    -----------         ------------
                                              (In thousands)
       Raw Materials                       919                 1,102
       GSM Handsets                     29,871                33,343
       Accessories & SIM Cards           2,938                 3,045
                                     ---------             ---------
                                      $ 33,728              $ 37,490
                                   ===========           ===========

3.   FIXED ASSETS:

     Fixed assets including equipment under capital leases consist of the following at March 31, 1997 (unaudited) and December 31, 1996:


                                       March 31,          December 31,
                                         1997                 1996
                                      ----------          ------------
                                              (In thousands)
       Building and building
       improvements                   $   10,150          $      7,751
       Machinery, office and
       computer equipment                 35,813                30,680
       Network infrastructure
       equipment                         100,491                67,252
       Vehicles                              452                   452
                                       ---------            ----------
                                         146,906               106,135

       Less:  accumulated
       depreciation                      (15,547)               (8,317)
                                      $  131,359            $   97,818

      Construction in progress           126,277                89,033
                                      $  257,636            $  186,851
                                      ==========            ==========

                             OMNIPOINT CORPORATION

     Depreciation expense for the period ended March 31, 1997 and for the year ended December 31, 1996 was $7,564,735 and $5,937,051, respectively. Approximately $5.1 million of capitalized interest has been included in network infrastructure equipment that was previously or continues to be construction in progress.

4.   D, E AND F BLOCK LICENSES:

     On January 14, 1997, the Company successfully bid for 109 D, E and F block licenses for an aggregate of $181.4 million (net of the 25% small business discount for the F Block licenses). The Company made its first payment of $28.8 million utilizing the $60.0 million deposit with the FCC; the remaining $31.2 million of such deposit was be refunded to the Company. The Company submitted its long-form application for these licenses. At the time the licenses are awarded, the Company will pay an additional $93.1 million at which time payments will be complete for the D and E Block licenses. The remaining $59.4 million for the F Block licenses is payable over a 10-year period. The F Block licenses require interest-only payments for the first two years at the 10-year Treasury Bill rate on the date the licenses are awarded. Principal and interest will be due over the remaining eight years. The F Block licenses and any other licenses purchased by the Company which received favorable financing treatment will be accounted for in accordance with industry practices. Accordingly, interest incurred for the licenses will be capitalized during the buildout phase and amortization of the license cost will begin with the commencement of service to customers.


5.   REGISTRATION OF SERIES A SENIOR NOTES:


     On February 19, 1997, the Company offered to exchange its 11 5/8% Series A Senior Notes due 2006, which have been registered under the Securities Act of 1933, as amended, for any and all of its outstanding 11 5/8% Series A Senior Notes. The interest rate and covenants of the registered notes are substantially identical to the interest rate and covenants with respect to the 11 5/8% Series A Senior Notes. The registered notes are obligations of the Company evidencing the same indebtedness as the 11 5/8% Series A Senior Notes and are governed by the same indenture as the 11 5/8% Series A Senior Notes.


6.   COMMITMENTS AND CONTINGENCIES:


     The Company is in various stages of negotiation for handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.


7.   SUBSEQUENT EVENTS:

     On May 12, 1997, the Company made a payment of $27.1 million on the D and E Block licenses and $6.1 million on the F Block licenses issued on May 7, 1997. The remaining licenses are subject to FCC review. These licenses will be issued upon the resolution of all outstanding judicial and administrative reviews. Upon issuance of these licenses, the Company will pay an additional $58.6 million for the D and E licenses and $1.3 million for the F Block licenses. The Company will also incur $59.4 million in debt to pay for the F Block licenses, to be repaid over 10 years. See Note 4 above.


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

OVERVIEW

     Omnipoint reported a 1997 first quarter loss of $52.4 million, or $1.02 per share, an increase of 229.3%, or approximately $36.5 million, compared to the same quarter in 1996. The 1996 first quarter loss was $15.9 million, or $0.39 per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 were $7.6 million, compared to no revenues in the first quarter of 1996. Revenues for the first quarter of 1997 consisted of $4.5 million for license fees and $3.1 million of handsets and service revenue associated with the operation of the New YOrk MTA PCS networks.

     Research and development expenses increased by 62.0%, or approximately $2.9 million, to $7.7 million for the three months ended March 31, 1997, compared to $4.8 million for the three months ended March 31, 1996. The increase was primarily due to an increase of $1.1 million in rent, utility and other building expenses, $841,000 in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and development of the IS-661 technology, $279,000 in consulting fees, and $201,000 in equipment purchases including computers and software.

     Sales, general and administrative expenses increased by 439.2%, or approximately $22.7 million, to $27.9 million for the three months ended March 31, 1997, compared to $5.2 million for the three months ended March 31, 1996. Of this increase, $7.9 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $8.8 million in advertising and promotion, and $1.2 million in interconnect fees. The Company expects that such expenses will continue to increase significantly during the remainder of 1997 as the Company continues to expand its operations.

     Depreciation and amortization increased by 197.6%, or approximately $6.9 million, to $10.4 million for the three months ended March 31, 1997, compared to $3.5 million for the three months ended March 31, 1996. The increase is due to depreciation from the Company's network infrastructure equipment as a result of activation of the New York metropolitan area PCS networks.

     Interest and other income increased approximately $3.3 million, to $4.7 million for the three months ended March 31, 1997 compared to $1.4 million for the three months ended March 31, 1996. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short-term investments. The increase in cash and cash equivalents resulted from a follow-on public offering in July 1996, and proceeds from sales of two tranches of 11 5/8% Senior Notes due 2006 (the "1996 Senior Notes") in August and December of 1996.

     Interest expense increased by 380.6%, or approximately $14.7 million, to $18.6 million for the three months ended March 31, 1997 compared to $3.9 million for the three months ended March 31, 1996. The increase was due to $6.2 million of interest expense for the New York MTA Pioneer Preference license, and $12.4 million for the 1996 Senior Notes. The Company capitalized interest of $12.1 million during the first quarter of 1997.

     Net loss increased by 229.2%, or approximately $36.5 million to $52.4 million for the three months ended March 31, 1997 compared to $15.9 million for the three months ended March 31, 1996. This increase was primarily due to a general increase in operating expenses, as well as an increase of $11.5 million in net interest expense.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Research and development expenses increased by 108.7%, or approximately $2.5 million, to $4.8 million for the three months ended March 31, 1996 compared to $2.3 million for the three months ended March 31, 1995. The increase was primarily due to an increase of $1.0 million in the purchase of research and development components and an increase of $1.2 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of the IS-661 technology. The Company expects that research and development expenses will continue to increase significantly during the remainder of 1996 as compared to 1995.

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

     Interest income increased approximately $1.3 million, to $1.4 million for the three months ended March 31, 1996 compared to $50,000 for the three months ended March 31, 1995. The increase was due to excess cash invested in short term interest bearing investments. The increase in cash and cash equivalents resulted from the issuance of $25.0 million in senior notes in November 1995 and $25.0 million in convertible notes in November and December 1995 and the proceeds of $119.8 million received from the Company's initial public offering in January 1996.

     Interest expense decreased by 51.3%, or approximately $4.1 million, to $3.9 million for the three months ended March 31, 1996 compared to $8.0 million for the three months ended March 31, 1995. The interest expense for the three months ended March 31, 1995 included $7.7 million of accrued interest expense related to the New York MTA License. On March 8, 1996, the FCC adopted an order setting the interest rate for the License at 7.75% per annum accruing from March 8, 1996. As a result, the Company reversed $33.5 million of accrued interest related to the New York MTA License during December 1995. Had this adjustment been retroactively recorded in the three months ended march 31, 1995, the net loss and loss per share would have been $7.1 million and $0.23, respectively.

     Net loss increased by 8.2%, or approximately $1.2 million, to $15.9 million for the three months ended March 31, 1996 compared to $14.7 million for the three months ended March 31, 1995. This increase was primarily due to a general increase in operating expenses, partially offset by a decrease of $5.5 million in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, the Company has financed its operations and met its capital requirements primarily through vendor financing. These financing activities provided net cash of $74.3 million for the three months ended March 31, 1997 compared to $83.7 million for the three months ended March 31, 1996. Operating activities used net cash of $54.8 million for the three months ended March 31, 1997, compared to $10.9 million for the three months ended March 31, 1996. The increase resulted from the Company's additional activity relating to supporting product development, operation of the New York MTA network, buildout of the Company's core PCS networks, and interest expense associated with the Company's related obligations. Investing activities used net cash of $36.2 million for the three months ended March 31, 1997, compared to
$3.3 million for the three months ended March 31, 1996. The increase in investing activities consists of $78.3 million for purchases of New York MTA infrastructure related items and lab equipment used in engineering and manufacturing, and $28.9 million for the down payment on the D, E and F Block licenses, $9.9 million in capitalized interest relating to the C Block licenses; offset by cash provided from the refund of the $60.0 million FCC deposit and $21.0 million net from short and long term investments.

     As of March 31, 1997, the Company had working capital of approximately $232.5 million. On March 25, 1997, the Company borrowed $73.8 million from its existing NT Credit Facility. Associated with the $73.8 million draw on the NT Credit Facility, the Company paid for $46.7 million of outstanding invoices in a net transaction. The FCC's D, E and F Block auctions ended in January 1997. The Company used its $60 million deposit to make its initial down payment of $28.8 million. The remaining $31.2 million was refunded to the Company in January 1997. The FCC issued a stay on broadband PCS payments on April 1, 1997. This notice effectively postponed the Company's $8.1 million quarterly interest payment on the C Block licenses. The exact timing of this interest payment is still undetermined. The April 1 notice will also postpone future quarterly installments until further notice. On February 15, 1997, the Company used $18.3 million of proceeds from its escrow deposit to pay interest on the 11 5/8% Senior and Series A Notes due 2006.

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

     The NT Credit Facility is secured by a pledge of all capital stock of Omnipoint Communications, Inc. ("OCI"), that is owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest) and substantially all of OCI's assets. Under the terms of the NT Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the NT Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. Interest on the NT Credit Facility is payable quarterly.

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of March 31, 1997, OCI had approximately $58.9 million outstanding under the non-working capital portions of the facility.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, matures on June 30, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of March 31, 1997, the Company had an outstanding balance of approximately $14.9 million of the working capital portion of the NT Credit Facility.

     Northern Telecom has executed a non-binding commitment letter to extend the NT Credit Facility from $382.5 million to $612.0 million on substantially the same terms. Such extension is subject to approval by the Board of Directors of Northern Telecom. If a definitive agreement is reached, the Company expects to use these funds in the New York MTA or other markets which the Company acquired in subsequent FCC auctions.

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

     Under the terms of the Ericsson Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI, thatis owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari pasu basis with Northern Telecom pursuant to an inter-creditor arrangement.

     In the recently completed auction by the FCC of the D, E and F Block BTA licenses, the Company won 109 licenses for an aggregate of $181.4 million (net of the 25% small business discount). In January 1997, the Company made a down payment of approximately $28.8 million to the FCC and is expected to pay an additional $93.1 million shortly after the licenses are issued. The remaining $59.4 million for the F Block licenses is payable over the next ten years.

     The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the proceeds from the sale of the 1996 Senior Notes, in combination with the NT Credit Facility and Ericsson Credit Facility, will be sufficient to fund operating losses, capital expenditures and working capital necessary for the initial buildout of the Company's PCS networks. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC auctions, the Company may require additional funding to implement its business strategy. Prices for the Company's Senior Notes due 2006 have declined significantly since year end, resulting in an increase in the Notes effective yield to approximately 14.6%. The price decline is expected to be temporary, but would significantly increase the Company's borrowing costs if it decided to issue new debt.

     The Company's future capital requirements will depend upon many factors, including the successful development of new products, the extent and timing of acceptance of the Company's equipment in the market, requirements to maintain adequate manufacturing facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated revenues, vendor financing and additional strategic partnerships will be adequate to fund its operations and its network buildout for the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.

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

                          Part II -- Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 10-Q

(a)  Exhibits
3.1*            Amended and Restated Certificate of Incorporation of the
                    Registrant.
3.2@@@          Amended and Restated Bylaws of the Registrant.
4.2             See Exhibit 3.1.
10.1@           Registrant's Amended and Restated 1990 Stock Option Plan.
10.2@           Form of Incentive Stock Option Agreement under Registrant's
                    1990 Stock Option Plan.
10.3@           Form of Stock Option Agreement under Registrant's 1990 Stock
                    Option Plan for non-qualified options.
10.4@ Form of Stock Option Agreement outside scope of Registrant's 1990 Stock Option Plan for non-qualified options.
10.5@             Warrant Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
10.6@             Warrant Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
10.7@             Letter  agreement, dated June 29,  1995,  by and  between the
                  Registrant  and  Allen &  Company Incorporated (relating  to
                  Exhibit 10.6).
10.8              Letter Agreement of Warrant Extension, dated November 1,
                    1996, by and between the Registrant and Allen & Company Incorporated (relating to Exhibit 10.6).
10.9@           Common Stock Purchase Warrant issued March 10, 1995, granted to
                    Madison Dearborn Capital Partners, L.P.
10.10@          Common Stock Purchase Warrant issued March 10, 1995, granted to
                    Madison Dearborn Capital Partners, L.P.
10.11@          Employment Agreement, effective October 1, 1995, by and between the Registrant, Omnipoint Communications Inc. and George F. Schmitt.
10.12@          Promissory Note, dated October 1, 1995, by George F. Schmitt.
10.13@          Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F. Schmitt.
10.14@          Employment Agreement, dated April 17, 1995, by and between the
                    Registrant and Bradley E. Sparks.
10.15@          Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
10.16@          Stock Restriction Agreement, dated April 17, 1995, by and
                    between the Registrant and Bradley E. Sparks.
10.17***        Employment Agreement, dated November 3, 1996, by and between the Registrant and Kjell S. Andersson.
10.18***        Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
10.19***        Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.
10.20@            Series B Convertible Preferred Stock Purchase Agreement,
                    dated August 9, 1993, by and among the Registrant and Madison Dearborn Capital Partners, L.P.
10.21@          Amendment No. 1 to Series B Convertible Preferred Stock
                    Purchase Agreement, dated June 29, 1995, by and between
                    the Registrant and Madison Dearborn Capital Partners, L.P.
10.22@ Series C Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.23@ Amended and Restated Registration Rights Agreement, dated June 29, 1995, by and among the Registrant and the parties named therein.
10.24@ First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.25@            OEM Supply Agreement for Omnipoint PCS
                     (Personal Communication Systems)Products, dated
                      September 22, 1994, by and between the Registrant and Northern Telecom Inc.
10.26@          Manufacturing License and Escrow Agreement for Personal
                     Communication

                     Service Products, dated February 28, 1995,
                     by and between the Registrant and
                  Northern Telecom Inc.
10.27@              Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.28@              Reciprocal OEM Agreement Memorandum of Understanding,  dated
                    March 30, 1995, by and between the  Registrant  and Northern
                    Telecom Inc.
10.29@          Supply Agreement, dated September 22, 1994, by and between
                    Omnipoint Communications Inc. and Northern Telecom Inc.
10.30@          Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern
                    Telecom Inc.
10.31           [Intentionally left blank]
10.32+++        Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and Northern
                    Telecom Inc.
10.33+++        Loan Agreement, dated as of August 7, 1996, by and between
                    Omnipoint Communications Inc. and Ericsson Inc., as amended
10.34@          Memorandum of Understanding, dated April 21, 1995, by and
                     between the Registrant and Pacific Bell Mobile Services.
10.35@ Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.36@              Senior  Note Due 2000 issued by the  Registrant  on November
                    22, 1995 to the holder identified therein.
10.37@              Senior  Note Due 2000 issued by the  Registrant  on November
                    22, 1995 to the holder identified therein.
10.38@+         Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
10.39@          Letter Agreement, dated January 24, 1996, by and between the
                    Registrant and Ericsson Inc.
10.40@          Letter of Intent, dated October 26, 1995, by and between the
                    Registrant and Ericsson Inc.
10.41@          Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint
                    Communications Inc.
10.42@          Lease Agreement, dated October 15, 1995, by and between the
                    Registrant and Baetis Properties, Inc.
10.43**++           Acquisition   Agreement   for   Ericsson   CMS  40  Personal
                    Communications Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc.
                    and Omnipoint Communications Inc.
10.44**++       Acquisition Supply and License Agreement for Omnipoint Personal
                    Communications Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and the
                    Registrant.
10.45**++       Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal
                    Units, dated as of April 16, 1996, by and between Ericsson,
                    Inc. and Omnipoint Communications, Inc.
10.46**++       Memorandum of Understanding, dated April 2, 1996, by and
                    between Orbitel Mobile Communications, Inc. and the
                    Registrant.
10.47@@         Letter of Intent, dated November 20, 1995, by and between the
                    Registrant and Western Wireless Corporation.
10.48@@         Letter of Intent, dated February 26, 1996, by and between
                    Omnipoint Communications, Inc. and American Portable
                    Telecom, Inc.
10.49@@         Letter of Intent, dated March 22, 1996, by and between
                    Omnipoint Communications Inc. and American Personal
                    Communications.
10.50@@         Letter of Intent, dated May 13, 1996, by and between the
                     Registrant and InterCel, Inc.
10.51@@ License Agreement, dated March 22, 1996, by and between the Registrant and Bender & Company, Inc.
10.52@@             Second  License  Agreement,  dated  April 17,  1996,  by and between Registrant and Bender & Company, Inc.
10.53@@         Lease Agreement, dated March 1, 1996, by and between Omniset
                    Corporation and Roots Stone Limited Partnership.

10.54***        Agreement dated as of February  24,  1997, between  the
                    Registrants and Kjell S. Andersson, amending Employment Agreement dated November 3, 1996.
11.1            Statement of computation of loss per share.
21.1@           Subsidiaries of the Registrant.
27              Financial Data Schedule.

                ---------------------------
@      Incorporated herein by reference to the Company's Registration
           Statement on Form S-1, No. 33-98360.
@@     Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
@@@    Incorporated by reference to the Company's Registration Statement on
           Form S-4, No. 333-19895.
* Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
**     Incorporated by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.
++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.
+++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application
       Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 31, 1997.

----------
(b)  Reports on Form 8-K
     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         OMNIPOINT CORPORATION


Date:        May 15, 1997                              /S/ BRADLEY E. SPARKS
         ------------------------                     -------------------------
                                                       Bradley E. Sparks
                                                       Chief Financial Officer