Form 10-Q
period 1997-06-30
OMNIPOINT CORP \DE\
filed 1997-08-14
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from       to

                         COMMISSION FILE NUMBER: 0-27442


                              OMNIPOINT CORPORATION
             (Exact Name of Registrant as specified in its charter)






                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)
                                   04-2969720
                                  (IRS employer
                               identification No.)




                     THREE BETHESDA METRO CENTER, SUITE 400
                               BETHESDA, MD 20814
                     (Address of principal executive office)




       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 951-2500


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                              Title of Each Class:
                             COMMON STOCK, PAR VALUE
                                 $0.01 PER SHARE
                              Name of Each Exchange
                              on which Registered:
                             NASDAQ NATIONAL MARKET



          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,706,456 shares of common stock were outstanding as of August 8, 1997.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                                                OMNIPOINT CORPORATION

                                             CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)

                                                    (In thousands)




                                                                  June 30       December 31,
                                                                    1997            1996
                                                               --------------- ----------------
                            ASSETS

Current assets:
Cash and cash equivalents                                             $124,844         $215,029
  Short term investments                                               27,635           46,827
  Escrow deposit                                                       51,244           43,516
  Accounts receivable, net of allowances of $622 as of
          June 30, 1997                                                 5,572               47
  Inventory                                                            22,878           37,490
  Prepaid expenses and other current assets                             7,677            1,748
                                                               --------------- ----------------
  Total current assets                                                239,850          344,657

Fixed assets, net                                                     372,085          186,851
FCC licensing costs, net of accumulated amortization of $22,148 and $17,804 as of June 30, 1997 and
           December 31,1996, respectively                             851,861          752,189
FCC deposit                                                                -            60,000
Unissued license payment (Note 4)                                      15,932               -
Escrow deposit                                                         24,528           48,466
Deferred financing costs and other intangible assets, net of accumulated amortization of $3,473 and $2,089
           as of June 30, 1997 and December 31, 1996,
           respectively                                                25,837           27,047
Other long-term assets                                                  2,074              262
                                                               --------------- ----------------
      Total assets                                                 $1,532,167       $1,419,472
                                                               =============== ================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    119,558           73,878
  Accrued expenses                                                     15,105           12,333
  Accrued interest payable                                             35,652           12,072
  FCC license obligations-current portion                              26,002                -
  Deferred revenue                                                      2,067                -
  Loan payable under financing agreement - current portion             16,851                -
  Capital lease obligations-current portion                                23               59
                                                               --------------- ----------------
      Total current liabilities                                       215,258           98,342

Capital lease obligations-long term portion                                98                -
Loans payable under financing agreements                               97,628
                                                                                             -
Senior notes                                                           19,175           18,617
11 5/8% Senior and Series A Notes due 2006                            458,577          458,886
FCC license obligations-long term portion                             725,697          709,853

Commitments and contingencies (Note 6)

Stockholders' equity :
  Common  stock,  par  value,  $.01 per  share;  authorized
  75,000,000  shares; 51,567,661  shares  issued and  outstanding at June 30,  1997 and  50,969,300 shares issued and outstanding
  at December 31, 1996                                                    516              510
  Additional paid-in capital                                          332,310          329,772
  Accumulated deficit                                               (307,097)        (186,428)

  Unearned compensation                                               (7,942)          (8,883)
  Notes receivable                                                    (2,053)          (1,197)
                                                               --------------- ----------------
    Total stockholders' equity                                         15,734          133,774
                                                               --------------- ----------------
    Total liabilities and stockholders' equity                      1,532,167        1,419,472
                                                               =============== ================

                 See notes to consolidated financial statements

                                                OMNIPOINT CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                        (In thousands, except per share data)




                                 Three Months Ended June 30,         Six Months Ended June 30,
                              -----------------------------------  -------------------------------
                                   1997              1996               1997            1996
                              --------------- -------------------  -------------------------------

Service and handset revenues:
  License fees                $            -  $               -    $         4,500        $     -
  Handset and service revenues         6,862                  -              9,949              -
                              --------------- -------------------  ---------------- --------------
   Total revenues                      6,862                  -             14,449              -

Operating expenses:
  Research and development             5,237               8,507            12,944         13,418
  Sales, general, and
      administrative                  42,405               5,019            70,295         10,039
  Depreciation and
      amortization                    12,650               3,094            23,069          6,595
                              --------------- -------------------  ---------------- -------------

   Total operating expenses           60,292              16,620           106,308         30,052

   Loss from operations              (53,430)            (16,620)          (91,859)       (30,052)

Other income (expense):
  Interest  and other
     income                            3,986               1,313             8,647          2,711
  Interest expense                   (18,862)             (6,203)          (37,457)       (10,072)
                              --------------- -------------------  ----------------- -------------
         Net loss             $      (68,306) $          (21,510)    $    (120,669)    $  (37,413)
                              =============== ===================  ================= =============
   Loss per share             $        (1.33) $           (0.47)     $       (2.35)     $   (0.87)
                              =============== ===================  ================= =============

Weighted average common
shares outstanding                    51,457              45,620            51,367         43,045
                              =============== ===================  ================= =============




                 See notes to consolidated financial statements


                                                OMNIPOINT CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                    (In thousands)
                                                                          Six Months Ended
                                                                              June 30,
                                                               ---------------------------------------
                                                                      1997                1996
                                                               -------------------- ------------------

Cash flows used in operating activities:
  Net loss                                                        $      (120,669)     $      (37,413)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization and depreciation                                           23,069              6,595
    Inventory writedown to replacement cost                                  5,166                  -
    Allowance for doubtful accounts                                            622                  -
    Compensation expense from stock grants                                   1,261                114
    Increase in employee notes receivable and related accrued
    interest                                                                  (65)               (42)
    Forgiveness of employee notes receivable                                  146                   -
    Payment in kind interest on financing agreement                              -               1009
    Accrued interest                                                        25,567               (262)
    Interest expense associated with amortization of discount,
    premium and issuance costs                                               4,577               1,147
    Delivery of pilot system equipment funded by financing
    agreement                                                                   -                1,321
    Interest income associated with restricted cash                         (2,068)                 -
    Changes in assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                                (6,146)                 -
         Prepaid expenses and other assets                                  (7,742)                559
         Inventory                                                           9,446                (437)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                              48,451                (426)
         Unearned revenue                                                    2,067                  -
                                                               -------------------- ------------------
Net cash used in operating activities                                     (16,318)             (27,835)
                                                               -------------------- ------------------

Cash flows used in investing activities:
    Purchase of equipment                                                (203,034)             (10,508)
    Down payments for FCC licenses                                        (62,065)             (25,457)
    Refund of FCC deposit                                                   60,000              40,000
    Capitalized interest on C Block licenses                              (19,982)                  -
    Purchase of investment securities                                     (21,324)                  -
    Sales of investment securities                                          40,516                  -
    Proceeds from held to maturity investments                              18,278                  -
                                                               -------------------- ------------------
Net cash used in (provided by) investing activities                      (187,611)               4,035
                                                               -------------------- ------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   1,287                586
    Proceeds from financing agreements                                     112,493             13,300
    Payments of obligations under capital leases                               (36)              (119)
    Payments on credit agreement                                                 -            (36,500)
    Proceeds from initial public offering, net of expenses                       -            118,437
    Dividends accrued and paid                                                   -             (1,536)
    Costs associated with secondary public offering                                              (665)
                                                               -------------------- ------------------
Net cash provided by financing activities                                  113,744             93,503
                                                               -------------------- ------------------
Net increase (decrease) in cash and cash equivalents                      (90,185)             69,703
Cash and cash equivalents at beginning of period                           215,029             57,784
                                                               -------------------- ------------------
Cash and cash equivalents at end of period                         $       124,844    $       127,487
                                                               ==================== ==================

                 See notes to consolidated financial statements


                                                OMNIPOINT CORPORATION

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                          (In thousands, except share data)


                                                                                                                      Total
                                     Common Stock        Additional    Accumulated     Unearned        Notes      Stockholders'
                                   Shares     Amount   Paid-in Capital   Deficit     Compensation    Receivable      Equity
                                   --------------------------------------------------------------------------------------

Balance, December 31, 1996         50,969,300  $ 510    $ 329,772      $(186,428)     $ (8,883)       (1,197)         133,774

Exercise of stock options             432,052      4          350              -             -              -             354
Exercise of warrants                   58,487      -           (1)             -             -              -              (1)
Sale of common stock under
  Employee Stock Purchase Plan         62,822      1          933              -             -              -             934
Restricted stock returned
  upon termination                    (15,000)     -         (150)             -             -            150               -
Issuance of restricted stock
  in exchange for employee
  note receivable                      60,000      1        1,086              -             -         (1,087)              -
Issuance of options in form
  of advanced compensation                  -      -          447              -          (447)             -               -
Amortization of
  unearned compensation                     -      -            -              -         1,261              -           1,261
Cancellation of unearned
  compensation                              -      -         (127)             -           127              -               -
Interest on employee
  notes receivable                          -      -            -              -             -            (65)            (65)
   Forgiveness of  notes
   receivable                               -      -            -              -             -            146             146
Net loss                                    -      -            -       (120,669)            -              -        (120,669)
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 1997            51,567,661  $ 516     $   332,310    $(307,097)      $ (7,942)    $ (2,053)      $    15,734
                                ==================================================================================================



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

     Certain prior year amounts have been reclassified to conform to the three and six month presentation.

2.   INVENTORY:
     ----------
     Inventory  consists  of the  following  for June 30, 1997  (unaudited)  and
     December 31 1996:
                                                                         June 30,         December 31,
                                                                           1997               1996
                                                                     -----------------  -----------------
                                                                                (in thousands)
            Raw Materials
                                                                                  761              1,102
            GSM Handsets
                                                                               18,225             33,343
            Accessories & SIM Cards
                                                                                3,892              3,045
                                                                     -----------------  -----------------

                                                                        $      22,878       $     37,490
                                                                     =================  =================

3.   FIXED ASSETS:
     ------------
     Fixed  assets  including  equipment  under  capital  leases  consist of the following at June 30, 1997 (unaudited) and December 31, 1996:
                                                                        June 30,           December 31,
                                                                          1997                1996
                                                                    ------------------  ------------------
                                                                               (In thousands)
            Building and building improvements                         $ 12,312               $     7,751

            Machinery, office and computer equipment                     45,082                    30,680
            Network infrastructure equipment                            157,443                    67,252
            Vehicles                                                        452                       452
                                                                    ------------------  ------------------
                                                                      $ 215,289               $   106,135

            Less:  accumulated depreciation                             (25,655)                   (8,317)
                                                                    ------------------  ------------------
                                                                      $ 189,634               $    97,818

            Construction in progress                                    182,451                    89,033
                                                                    ------------------  ------------------

                                                                      $ 372,085               $   186,851
                                                                    ==================  ==================

                                     - 7 -

OMNIPOINT CORPORATION

     Depreciation expense for the period ended June 30, 1997 and for the year ended December 31, 1996 was $17.9 and $5.9, respectively. Approximately $9.2 million of capitalized interest has been included in network infrastructure equipment that was previously or continues to be construction in progress.


4.   D, E AND F BLOCK LICENSES:


     On January 14, 1997, the Company successfully bid for 109 D, E and F Block licenses for an aggregate of $181.4 million (net of the 25% small business discount for the F Block licenses). The Company made its first payment of $28.8 million utilizing the $60.0 million deposit with the FCC; the remaining $31.2 million of such deposit was refunded to the Company. The Company made its second payment of $33.2 million for the D, E, & F Block licenses issued on April 28, 1997. The $33.2 million payment represents the second 10% down payment for the F Block licenses or $6.2 mi1lion, and the remaining 80% of the D and E licenses, or $27.0 million. FCC F Block debt has a face value of $49.2 million and is payable over a 10 year period. However, favorable financing terms require the Company to record the debt at a net present value of $39.7. The F Block licenses require interest-only payments for the first two years at the 10-year Treasury Bill rate of 6.61%. Principal and interest will be due over the remaining eight years.


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


7.   SUBSEQUENT EVENTS:

     On July 14, 1997, the Company made a payment of $59.9 million for the D and E Block licenses and $1.3 million for the F Block licenses. The Company will record the remaining FCC debt, face value of $11.5 million, at the appropriate discounted value during the third quarter.


     On August 7, 1997, Omnipoint MB Holdings, Inc. ("OMB") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson B & M Facility"). The Ericsson B & M Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing (the proceeds of which were used to make an inter-company loan to the Company). The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before February 4, 1998, the Company will grant Ericsson a five year exclusive right to supply network equipment for the Boston and Miami markets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     Omnipoint reported a 1997 second quarter loss of $68.3 million or $1.33 per share, an increase of 217.7%, or approximately $46.8 million, compared to the same quarter in 1996. For the six months ended June 30, 1997, the Company reported a loss of $120.7 million, or $2.35 per share, an increase of 222.7%, or approximately $83.3 million, compared to the same period in 1996. The 1996 second quarter loss was $21.5 million, or $0.47 per share, and a six month 1996 loss of $37.4 million, or $0.87 per share.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Revenues for the three months ended June 30, 1997 were $6.9 million, compared to no revenues in the second quarter of 1996. Revenues for the second quarter of 1997 consisted primarily of service and handset revenue associated with the operation of the New York MTA PCS network.

     Research and development expenses decreased by 38.8%, or approximately $3.3 million, to $5.2 million for the three months ended June 30, 1997, compared to $8.5 million for the three months ended June 30, 1996. The decrease was due to a decrease of $0.9 million in research and development components, $1.6 million in payroll and related expenses, employee benefits and employee recruiting costs, and $0.8 in equipment rental and purchases. R&D expenses are associated with the Company's continued growth and development of the IS-661 technology.

     Sales, general and administrative expenses increased by 748%, or approximately $37.4 million, to $42.4 million for the three months ended June 30, 1997, compared to $5.0 million for the three months ended June 30, 1996. Of this increase, $9.2 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $15.2 million in marketing and equipment cost of sales, $2.9 million in consulting fees, and $4.1 million in interconnect and cellsite operating costs relating to network operations. The Company expects that such expenses will continue to increase significantly during the remainder of 1997 as the Company continues to expand its operations.

     Depreciation and amortization increased by 309.7%, or approximately $9.6 million to $12.7 million for the three months ended June 30, 1997, compared to $3.1 million for the three months ended June 30, 1996. The increase in the 1997 period was due to a general increase in depreciation related to the Company's research and development and network infrastructure equipment.

     Interest income increased approximately $2.7 million, to $4.0 million for the three months ended June 30, 1997 compared to $1.3 million for the three months ended June 30, 1996. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short-term investments. The increase in cash and cash equivalents resulted from a follow-on public offering in July 1996, and proceeds from sales of two tranches of 11 5/8% Senior Notes due 2006 (the "1996 Senior Notes") in August and December of 1996.

     Interest expense increased by 204.8%, or approximately $12.7 million, to $18.9 million for the three months ended June 30, 1997 compared to $6.2 million for the three months ended June 30, 1996. The increase was primarily due to $12.9 million of interest expense incurred in 1997 for the 1996 Senior Notes. The Company capitalized interest of $14.1 million during the second quarter of 1997.

     Net loss increased by 217.7%, or approximately $46.8 million to $68.3 million for the three months ended June 30, 1997 compared to $21.5 million for the three months ended June 30, 1996. This increase was primarily due to a general increase in operating expenses, as well as an increase of $10.0 million in net interest expense.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues for the six months ended June 30, 1997, were $14.4 million, compared to no revenues in the six months ended June 30, 1996. Revenues for the first six months consisted of 4.5 million for license fees and $9.9 million of service and handset revenues associated with the operation of the New York MTA PCS networks.

     Research and development expenses decreased by 3.7%, or approximately $0.5 million, to $12.9 million for the six months ended June 30, 1997 compared to $13.4 million for the six months ended June 30, 1996. An increase of $1.5 million for payroll and related costs associated with the Company's continued development of the IS-661 technology is offset by a decrease of $1.3 million in cellsite expenses, $0.6 million in equipment rental and purchases, and $0.4 million in consulting.

     Sales, general and administrative expenses increased by 603%, or approximately $60.3 million, to $70.3 million for the six months ended June 30, 1997 compared to $10.0 million for the six months ended June 30, 1995. Of this increase, $17.7 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of increases of $26.5 million in marketing and equipment cost of sales, $4.5 million in consulting fees, $2.2 million in legal, accounting and other professional fees, and $7.4 million in interconnect and cell site operating costs. The Company expects that such expenses will continue to increase significantly during 1997, as the Company continues to expand its operations.

     Depreciation and amortization increased by 250.0%, or approximately $16.5 million, to $23.1 million for the six months ended June 30, 1997 compared to $6.6 million for the six months ended June 30, 1996. The increase in the 1997 period was due to a general increase in depreciation related to the Company's research and development and network infrastructure equipment.

     Interest income increased approximately $5.9 million, to $8.6 million for the six months ended June 30, 1997 compared to $2.7 million for the six months ended June 30, 1996. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short-term investments. The increase in cash and cash equivalents resulted from a follow-on public offering in July 1996, and proceeds from sales of two tranches of 11 5/8% Senior Notes due 2006 ( the "1996 Senior Notes") in August and December of 1996.

     Interest expense increased by 271.3%, or approximately $27.4 million, to $37.5 million for the six months ended June 30, 1997 compared to $10.1 million for the six months ended June 30, 1996. The interest expense for the six months ended June 30, 1997 was primarily due to $25.5 million of interest expense incurred in 1997 for the 1996 senior notes. The company capitalized interest of $26.3 million.

     Net loss increased by, 222.7%, or approximately $83.3 million to $120.7 million for the six months ended June 30, 1997 compared to $37.4 million for the six months ended June 30, 1996. This increase was primarily due to a general increase in operating expenses, as well as an increase of $21.5 million in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1997, the Company financed its operations and met its capital requirements primarily through vendor financing. Total financing activities provided net cash of $113.7 million for the six months ended June 30, 1997, compared to $93.5 million for the six months ended June 30, 1996. Operating activities used net cash of $16.3 million for the six months ended June 30, 1997, compared to $27.8 million for the six months ended June 30, 1996. The decrease resulted primarily from increases in accounts payable, accrued expenses and non cash charges related to depreciation and amortization and inventory write downs to replacement costs. Investing activities used net cash of $187.6 million for the six months ended June 30, 1997, compared to a surplus of $4.0 million for the six months ended June 30, 1996. The increase in investing activities consists of $192.6 million for purchases of network infrastructure related items and lab equipment used in engineering and manufacturing, and $36.6 million for payments on the D, E and F Block licenses and $20.0 million in capitalized interest relating to the C Block licenses; offset by cash provided of $20.0 million for the refund of the FCC deposits, $19.2 million of net investment sales from short and long term investments, and $18.3 million from the proceeds of the escrow deposit used to pay interest on the 11 5/8% Senior Notes.

     As of June 30, 1997, the Company had working capital of approximately $24.6 million. On March 25, 1997, the Company borrowed $73.8 million from its existing NT Credit Facility. Associated with the $73.8 million draw on the NT Credit
Facility, the Company paid for $46.7 million of outstanding invoices in a net transaction. On June 30, 1997, the Company borrowed $38.7 million from its existing Ericsson Credit Facility, as defined below. The FCC's D, E and F Block auctions ended in January 1997. The Company used its $60 million deposit to make its initial down payment of $28.8 million. The remaining $31.2 million was refunded to the Company in January 1997. The FCC issued a stay on broadband PCS payments on April 1, 1997. This notice effectively postponed the Company's $8.1 million quarterly interest payment on the C Block licenses. The exact timing of this interest payment is still undetermined. The April 1, notice will also postpone future quarterly installments until further notice. On February 15, 1997, the Company used $18.3 million of proceeds from its escrow deposit to pay interest on the 11 5/8% Senior and Series A Notes due 2006.

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

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of June 30, 1997, OCI had approximately $58.9 million outstanding under the non-working capital portions of the facility.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, originally matured on June 30, 1997. The Company negotiated with Northern Telecom to extend the maturity date of the borrowings to September 30, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of June 30, 1997, the Company had an outstanding balance of approximately $16.9 million of the NT Credit Facility.

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

     The Company entered into a credit facility with Ericsson, dated as of August 7, 1996, to provide financing to the Company for up to $132.0 million for the purpose of financing the purchase of equipment and services from Ericsson for the New York MTA market (the "Ericsson Credit Facility). A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, and a portion which may be used to purchase handsets, mature on June 30, 1998. The principal amount on other portions of the facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for reborrowing except for the $2.1 million repaid by the Company during the third quarter of 1996. Interest on the Ericsson Credit Facility is payable quarterly. As of June 30, 1997, the company had approximately $38.7 million outstanding under the non-working capital portion of the facility.

     Under the terms of the Ericsson Credit Facility, OCI is subject to certain financial and operational covenants including restrictions on OCI's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Credit Facility provides that, among other events, the failure of OCI to pay when due amounts owing the FCC shall constitute an event of default. The Ericsson Credit Facility is secured by substantially all of the assets of OCI, including a pledge of all capital stock of OCI, that is owned by a wholly-owned subsidiary of the Company (which constitutes a 95.58% ownership interest). All collateral is held by a collateral agent and is shared on a pari pasu basis with Northern Telecom pursuant to an inter-creditor arrangement.

     On August 7, 1997, Omnipoint MB Holdings, Inc. ("OMB") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson B & M Facility"). The Ericsson B & M Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing (the proceeds of which were used to make an inter-company loan to the Company). The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before February 4, 1998, the Company will grant Ericsson a five year exclusive right to supply network equipment for the Boston and Miami markets.

     Under the terms of the Ericsson B & M Facility, OMB is subject to certain financial and operational covenants including restrictions on OMB's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirments. Additionally, the Ericsson B & M Facility provides that, among other events, the failure of OMB to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson B & M Facility is secured by substantially all of the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as all capital stock of OMB.

     The principal amount of portions of the facility financing equipment purchases from Ericsson and certain eligible soft costs is repayable in installments beginning 2001, with a final payment due on August 4, 2006. Interest on such amount is payable quarterly (of which a portion of the loan proceeds are available to finance such interest payments). The $100 million portion funded at closing, which has no required principal amortization, matures on August 4, 2007. Interest on such portion is payable semi-annually (which interest may be accreted until August 4, 2003).

     In the recently completed auction by the FCC of the D, E and F Block BTA licenses, the Company won 109 licenses for an aggregate of $181.4 million (net of the 25% small business discount). In January 1997, the Company made a down payment of approximately $28.8 million to the FCC. In June 1997, the Company made an additional payment of $33.2 million related to the licenses issued April 28, 1997. On July 14, 1997, the company made its final payment (excluding debt service for the F block) of $59.9 million. The remaining $59.4 million for the F Block licenses is payable over the next ten years.

     The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the proceeds from the sale of the 1996 Senior Notes, in combination with the NT Credit Facility, the Ericsson Credit Facility, and the Ericsson B & M Facility will be sufficient to fund operating losses, capital expenditures and working capital necessary for the initial buildout of the Company's PCS networks during the next twelve months. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC auctions, the Company may require additional funding to implement its business strategy. Prices for the Company's Senior Notes due 2006 have declined significantly since year end,
                                     - 12 -
resulting in an increase in the Notes effective yield to approximately 12.13%. The price decline is expected to be temporary, but would significantly increase the Company's borrowing costs if it decided to issue new debt.

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

Part II -- Other Information

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on May 29, 1997.

(b) At the Annual Meeting of Stockholders, all eight members of the Company's Board of Directors, Richard L. Fields, Paul J. Finnegan, Evelyn Goldfine, Arjun Gupta, James N. Perry, Jr., James J. Ross, George F. Schmitt and Douglas G. Smith (the "Nominees") were elected to serve until the 1998 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified.

(c)  The following matters were voted upon at the Annual Meeting of
     Stockholders:

     (iv) All Nominees were elected as directors to serve until the 1998 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with at least 95.4% of the voting shares cast for each Nominee;

                                                     For                     Withhold Authoriy
                                                     ---                     -----------------
               Douglas G. Smith                      42,756,619                 497,288
               George G. Schmitt                     43,145,909                 107,998
               Evelyn Goldfine                       42,737,570                 516,337
               Richard L. Fields                     43,145,659                 108,248
               Paul J. Finnegan                      41,279,741               1,974,166
               Arjun Gupta                           41,267,993               1,985,914
               James N. Perry, Jr.                   43,145,559                 108,348
               James J. Ross                         43,025,459                 288,448

     (ii) The Company's 1997 Omnibus Stock Plan and the reservation of 2,500,000 shares of Common Stock for issuance thereunder were approved by 85.0% of the voting shares (votes for: 36,750,000; votes against or withheld: 6,350,000); and

     (iii)The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was ratified by 99.9% of the voting shares (votes for: 43,211,000; votes against or withheld: 42,800).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1*         Amended and Restated Certificate of Incorporation of the Registrant.
     3.2@@@       Amended and Restated Bylaws of the Registrant.
     4.2          See Exhibit 3.1.
     10.1@        Registrant's Amended and Restated 1990 Stock Option Plan.
     10.2@        Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
     10.3@        Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
     10.4@        Form of Stock  Option  Agreement  outside  scope of
                  Registrant's    1990   Stock    Option   Plan   for
                  non-qualified options.
     10.5@        Warrant  Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
     10.6@        Warrant  Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
     10.7@        Letter  agreement,  dated June 29,  1995,  by and  between  the
                  Registrant  and  Allen  &  Company  Incorporated  (relating  to
                  Exhibit 10.6).
     10.8****     Letter Agreement of Warrant Extension,  dated November 1, 1996, by and between the Registrant and Allen & Company  Incorporated
                  (relating to Exhibit 10.6).
     10.9@        Common Stock Purchase Warrant issued March 10, 1995, granted to Madison Dearborn Capital
                  Partners, L.P.
     10.10@       Common Stock Purchase Warrant issued March 10, 1995, granted to       Madison Dearborn Capital
                  Partners, L.P.
     10.11@       Employment Agreement, effective October 1, 1995, by and between the Registrant, Omnipoint
                  Communications Inc. and George F. Schmitt.
     10.12@       Promissory Note, dated October 1, 1995, by George F. Schmitt.
     10.13@       Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F.
                  Schmitt.
     10.14@       Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
     10.15@       Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
     10.16@       Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E.
                  Sparks.
     10.17***     Employment Agreement,  dated November 3, 1996, by and between the
                  Registrant and Kjell S Andersson.
     10.18***     Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
     10.19***     Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S.
                  Andersson.
     10.20@       Series B Convertible  Preferred Stock Purchase  Agreement,  dated
                  August 9, 1993, by and among the Registrant and Madison  Dearborn
                  Capital Partners, L.P.
     10.21@       Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and between the Registrant and Madison Dearborn Capital Partners, L.P.
     10.22@       Series C Convertible  Preferred Stock Purchase  Agreement,  dated
                  June 29, 1995, by and among the  Registrant and the other parties named therein.
     10.23@       Amended and Restated Registration Rights Agreement,  dated June
                  29, 1995,  by and among the  Registrant  and the parties  named therein.
     10.24@       First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
     10.25@       OEM Supply Agreement for Omnipoint PCS (Personal  Communication
                  Systems) Products, dated September 22, 1994, by and between the
                  Registrant and Northern Telecom Inc
     10.26@       Manufacturing License and Escrow Agreement for Personal Communication Service Products, dated
                  February 28, 1995, by and between the Registrant and Northern Telecom Inc.
     10.27@       Collaborative  Development  Agreement,  dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
     10.28@       Reciprocal OEM Agreement Memorandum of Understanding, dated March
                  30, 1995, by and between the Registrant and Northern Telecom Inc.
     10.29@       Supply Agreement, dated September 22, 1994, by and between Omnipoint Communications Inc. and
                  Northern Telecom Inc.
     10.30@       Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint
                  Communications Inc. and Northern Telecom Inc.
     10.31###
     10.32        Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint
                  Communications Inc. and Northern Telecom Inc.
     10.33###     Loan  Agreement,  date as of August 7, 1996, by and between  Omnipoint  Communications  Inc.
                  and Ericsson Inc., as amended.
     10.34@       Memorandum  of  Understanding,  dated  April 21,  1995,  by and between the Registrant and Pacific Bell Mobile Services.

     10.35@       Note and Warrant  Purchase  Agreement  dated November 22, 1995, between the Registrant and the purchasers named therein.
     10.36@       Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
     10.37@       Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
     10.38@#      Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and
                  Ericsson Inc.
     10.39@       Letter Agreement, dated January 24, 1996, by and between the Registrant and between Ericsson Inc.
     10.40@       Letter of Intent, dated October 26, 1995, by and between the Registrant and Ericsson Inc.
     10.41@       Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc.
                  and Omnipoint Communications Inc.
     10.42@       Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
     10.43**##    Acquisition Agreement for Ericsson CMS 40 Personal Communications Systems (PCS) Infrastructure
                  Products, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications
                  Inc.
     10.44**##    Acquisition Supply and License Agreement for Omnipoint Personal Communications Systems (PCS)
                  Infrastructure Products, dated as of April 16, 1996, by and between Ericsson Inc. and the Registrant.
     10.45**##    Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal Units, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
     10.46**##    Memorandum of Understanding, dated April 2, 1996, by and between Orbitel Mobile
                  Communications Inc. and the Registrant.
     10.47@@      Letter of Intent,  dated  November 20, 1995, by and between the
                  Registrant and Western Wireless Corporation.
     10.48@@      Letter of Intent, dated February 26, 1996, by and between Omnipoint Communications Inc. and
                  American Portable Telecom, Inc.
     10.49@@      Letter of Intent, dated March 22, 1996, by and between Omnipoint Communications, Inc. and
                  American Personal Communications.
     10.50@@      Letter of Intent, dated May 13, 1996, by and between the Registrant and InterCel,  Inc.  10.51@@ License  agreement dated March 22, 1996 by and between the  Registrant and Bender & Company,  Inc.  10.52@@ Second License
                  Agreement, dated April 17, 1996, by and between the Registrant and Bender &
                  Company, Inc.
     10.53@@      Lease Agreement, dated March 1, 1996, by and between Omniset Corporation and Roots Stone
                  Limited Partnership.
     10.54***     Agreement   dated  as  of  February  24,   1997,   between  the
                  Registrants  and  Kjell  S.  Andersson,   amending   Employment
                  Agreement dated November 3, 1996.
     11.1         Statement of computation of loss per share.
     21.1@        Subsidiaries of the Registrant.
     27           Financial Data Schedule

----------

@       Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360
@@      Incorporated herein by reference to the Company's Registration Statement Form S-1, No. 33-03739.
@@@     Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-19895.
*       Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
          December  31, 1995.
**       Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
***.    Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
          December  31, 1996.
****    Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 1997.
#       Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the  Registrant's  Application  Requesting  Confidential  Treatment  under Rule 406 of the Act, which application was granted by the Commission.
##      Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the Registrant's  Application  Requesting  Confidential Treatment under Rule 24b-2 under the Exchange
        Act of 1934, filed May 3, 1996.
###     Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the Registrant's Application Requesting Confidential Treatment under
          Rule 24b-2 under the Exchange Act of 1934, filed March 31, 1997.

----------
(b)  Reports on Form 8-K
     None.

                                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           OMNIPOINT CORPORATION

Date:                      August 14, 1997                 /s/ Bradley E. Sparks
                                                               Bradley E. Sparks
                                                         Chief Financial Officer