Form 10-Q
period 1997-09-30
OMNIPOINT CORP \DE\
filed 1997-11-14
CIK 1002532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1997

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


                     THREE BETHESDA METRO CENTER, SUITE 400
                                  BETHESDA, MD
                     (Address of principal executive office)
                                      20814
                                   (Zip Code)


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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,653,014 shares of common stock were outstanding as of November 7, 1997.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                                                OMNIPOINT CORPORATION

                                             CONSOLIDATED BALANCE SHEETS

                                                    (In thousands)

                                                                   September 30,
                                                                       1997           December 31,
                                                                   (unaudited)            1996
                                                                 -----------------  -----------------
                             ASSETS

  Current assets:
  Cash and cash equivalents                                               $84,913           $215,029
  Short term investments                                                   22,052             46,827
  Escrow deposit                                                           50,510             43,516
  Accounts receivable, net of allowances of $1,938 as of                   11,173                 47
          September 30,1997
  Inventory                                                                19,607             37,490
  Prepaid expenses and other current assets                                 7,256              1,748
                                                                 -----------------  -----------------
   Total current assets                                                   195,511            344,657

Fixed assets, net                                                         486,729            186,851
FCC licensing costs, net of accumulated amortization of $24,320 and
           $17,804 as of September 30, 1997 and December 31,              939,206            752,189
           1996, respectively
FCC deposit                                                                     -             60,000

Escrow deposit                                                                  -             48,466

Deferred financing costs and other intangible assets, net of accumulated amortization of $4,154 and $2,089 as of
           September 30, 1997 and December 31, 1996,                       25,208             27,047
           respectively
Other long-term assets                                                      5,925                262
                                                                 -----------------  -----------------
     Total assets                                                      $1,652,579         $1,419,472
                                                                 =================  =================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        122,389             73,878
  Accrued expenses                                                         17,670             12,333
  Accrued interest payable                                                 34,163             12,072
  FCC license obligations-current portion                                  52,508                  -
  Deferred revenue                                                          2,943                  -
  Loans payable under financing agreements - current portion               19,398
                                                                                                   -
  Capital lease obligations-current portion                                    18
                                                                                                  59
                                                                 -----------------  -----------------
          Total current liabilities                                       249,089             98,342

Capital lease obligations-long term portion                                    69                  -
Loans payable under financing agreements                                  286,592                  -
Senior notes                                                               19,481             18,617
11 5/8% Senior and Series A Senior Notes due 2006                         458,434            458,886
FCC license obligations-long term portion                                 703,416            709,853


Commitments and contingencies (Note 6)


Stockholders' equity (deficit):
  Common  stock,  par  value,  $.01 per  share;  authorized  75,000,000  shares;
  51,612,210 shares issued and outstanding at September 30, 1997 and 50,969,300 shares issued
  and outstanding at December 31, 1996                                        516                510
Additional paid-in capital                                                333,115            329,772
Accumulated deficit                                                     (388,258)          (186,428)
Unearned compensation                                                     (7,786)            (8,883)
Notes receivable                                                          (2,089)            (1,197)
                                                                 -----------------  -----------------
     Total stockholders' equity (deficit)                                (64,502)            133,774
                                                                 -----------------  -----------------
     Total liabilities and stockholders' equity (deficit)        $     1,652,579    $      1,419,472
                                                                 =================  =================



                                    See notes to consolidated financial statements


                                                OMNIPOINT CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                        (In thousands, except per share data)





                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------

                                                  1997             1996               1997            1996
                                             --------------- -----------------   --------------- ----------------


Revenues:
  License fees                               $             - $              -    $     4,500     $            -
  Service and handset revenues                        13,829                -         23,778                  -
                                             --------------- -----------------   --------------- ----------------
    Total revenues                                    13,829                -         28,278                  -

Operating expenses:
  Research and development                             5,983             8,251        18,927              21,669
  Sales, general, and administrative                  56,782            11,418       127,077              21,457
  Depreciation and amortization                       12,245             2,779        35,314               9,374
                                             --------------- -----------------   --------------- ----------------

    Total operating expenses                          75,010            22,448           181,318           52,500

    Loss from operations                             (61,181)          (22,448)         (153,040)         (52,500)

Other income (expense):
  Interest income                                     2,157             3,119            10,759            5,830
  Interest expense                                  (22,137)           (8,522)          (59,549)         (18,594)

                                             --------------- -----------------   --------------- ----------------
          Net loss                            $     (81,161) $        (27,851)   $     (201,830) $       (65,264)
                                             =============== =================   =============== ================

    Loss per share                            $       (1.57) $          (0.55)   $        (3.92) $         (1.44)
                                             =============== =================   =============== ================

Weighted average common shares outstanding           51,587            50,278            51,440           45,458
                                             =============== =================   =============== ================






                                    See notes to consolidated financial statements



                                                OMNIPOINT CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                    (In thousands)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          --------------------------------------
                                                                                  1997               1996
                                                                          --------------------- ----------------
Cash flows used in operating activities:
  Net loss                                                                $          (201,830)  $      (65,264)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization and depreciation                                                      35,314            9,374
     Inventory writedown to replacement cost                                             5,166                -
     Allowance for doubtful accounts                                                     1,938                -
     Compensation expense from stock grants                                              1,880              174
     Increase in employee notes receivable and related accrued interest                   (101)             (64)
     Forgiveness of employee notes receivable                                              146                -
     Accrued Interest                                                                   26,625              112
     Interest expense associated with amortization of discount, premium
          and issuance costs                                                             7,843            1,921
     Delivery of pilot system equipment funded by financing agreement
                                                                                             -              540
     Interest income associated with restricted cash                                   (2,964)             (265)
     Changes in assets and liabilities:
       (Increase) decrease in operating assets:
          Accounts receivable                                                         (13,063)                -
          Prepaid expenses and other assets                                           (11,173)             (79)
          Inventory                                                                     12,718          (6,655)
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                                         53,848            3,728
          Deferred revenue                                                               2,943                -
                                                                          --------------------- ----------------
Net cash used in operating activities                                                 (80,710)         (56,478)
                                                                          --------------------- ----------------

Cash flows used in investing activities:
     Purchase of fixed assets                                                        (327,363)         (64,611)
     Payments for FCC licenses                                                       (121,964)         (50,913)
     Refund of FCC deposit                                                              60,000           40,000
     Deposits for FCC auctions                                                               -         (60,000)
     Capitalized interest on C and F Block licenses                                   (32,334)                -
     Purchase of investment securities                                                (54,759)         (62,085)
     Sales of investment securities                                                     79,533                -
     Proceeds from held to maturity investments                                         44,435                -
     Deposits for network infrastructure equipment                                           -          (2,052)
                                                                          --------------------- ----------------
Net cash used in investing activities                                                (352,452)        (199,661)
                                                                          --------------------- ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                              1,629              693
     Proceeds from financing agreements                                                301,458           55,549
     Payments on financing agreements                                                        -         (75,178)
     Payments of obligations under capital leases                                         (41)            (180)
     Proceeds from credit agreement                                                          -           60,000
     Payments on credit agreement                                                            -         (96,500)
     Proceeds from initial public offering, net of expenses                                  -          118,437
     Proceeds from secondary public offering, net of expenses                                -          110,684
     Proceeds from offering of senior notes                                                  -          188,056
     Dividends accrued and paid                                                              -          (1,537)
                                                                          --------------------- ----------------
Net cash provided by financing activities                                               303,046         360,024
                                                                          --------------------- ----------------
Net increase (decrease) in cash and cash equivalents                                  (130,116)         103,885
Cash and cash equivalents at beginning of period                                       215,029           57,784
                                                                          --------------------- ----------------
Cash and cash equivalents at end of period                                $             84,913  $       161,669
                                                                          ===================== ================
                                    See notes to consolidated financial statements

                                      -5-



                                                OMNIPOINT CORPORATION

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (UNAUDITED)

                                          (In thousands, except share data)


                                                                                                                       Total
                                      Common Stock        Additional   Accumulated     Unearned         Notes      Stockholders'
                                    Shares     Amount      Paid-in       Deficit     Compensation    Receivable       Equity
                                                           Capital                                                   (Deficit)

Balance, December 31, 1996         50,969,300  $   510     $  329,772   $(186,428)   $    (8,883)   $    (1,197)   $      133,774

Exercise of stock options             476,601        4            692           -              -              -               696
Exercise of warrants                   58,487        -            (1)           -              -              -               (1)
Sale of common stock under
   Employee Stock Purchase Plan        62,822        1            933           -              -              -               934
Restricted stock returned
   upon termination                  (15,000)        -          (150)           -              -            150                 -
Issuance of restricted stock
   in exchange for employee
   note receivable                    60,000         1          1,086           -              -       (1,087)                 -
Issuance of options in form
   of advanced compensation                -         -            910           -           (910)             -                 -
Amortization of
   unearned compensation                   -         -              -           -           1,880             -             1,880
Cancellation of unearned
   compensation                            -         -          (127)           -             127             -                 -
Interest on employee
   notes receivable                        -         -              -           -               -         (101)             (101)
Forgiveness of employee
   notes receivable                        -         -              -           -               -           146               146
Net loss                                   -         -              -   (201,830)               -             -         (201,830)
                                 -----------  ---------  -------------  ------------- -------------- ------------  ---------------

Balance, September 30, 1997       51,612,210   $   516   $  333,115    $(388,258)      $  (7,786)    $  (2,089)    $     (64,502)
                                 ============ ========= ==============  =============  ============= ============  ===============












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

     Certain prior year amounts have been reclassified to conform to the three and nine month presentation.

2.   INVENTORY:

     Inventory consists of the following for September 30, 1997 (unaudited) and December 31 1996:

                                                 September 30,           December 31,
                                                     1997                    1996
                                               ------------------      -----------------
                                                            (in thousands)
        Raw Materials                                        835                  1,102
        GSM Handsets                                      15,098                 33,343
        Accessories & SIM Cards
                                                           3,674                  3,045
                                               ------------------      -----------------
                                               $          19,607       $         37,490
                                               ==================      =================


3.   FIXED ASSETS:

     Fixed assets including equipment under capital leases consist of the following at September 30, 1997 (unaudited) and December 31, 1996:


                                                                    September 30,         December 31,
                                                                        1997                 1996
                                                                 --------------------  ------------------
                                                                             (in thousands)
             Building and building improvements                  $            14,599   $           7,751
             Machinery, office and computer equipment                         52,070              30,680
             Network infrastructure equipment                                233,323              67,252
             Vehicles                                                            490                 452
                                                                 --------------------  ------------------
                                                                             300,482             106,135

             Less:  accumulated depreciation                                (35,300)             (8,317)
                                                                 --------------------  ------------------
                                                                 $           265,182    $         97,818

             Construction in progress                                        221,547              89,033
                                                                 --------------------  ------------------

                                                                 $           486,729    $        186,851
                                                                 ====================  ==================

                              OMNIPOINT CORPORATION

     Depreciation expense for the period ended September 30, 1997 and for the year ended December 31, 1996 was $27.5 and $5.9, respectively. Approximately $13.1 million of capitalized interest has been included in network infrastructure equipment that was previously or continues to be construction in progress.


4.   FCC BLOCK LICENSES:


     On January 14, 1997, the Company successfully bid for 109 D, E and F Block licenses for an aggregate of $181.4 million (net of the 25% small business discount for the F Block licenses). The Company made its first payment of $28.8 million utilizing the $60.0 million deposit with the FCC; the remaining $31.2 million of such deposit was refunded to the Company on May 12, 1997. The Company made its second payment of $33.2 million for the D, E, & F Block licenses issued on April 28, 1997. The $33.2 million payment is comprised of the second 10% down payment for the F Block licenses or $6.2 mi1lion, and the remaining 80% of the D and E licenses, or $27.0 million. The Company made a payment f $59.9 million for the D and E Block licenses, and $1.3 million for the F Block licenses, issued in July, 1997. FCC F Block debt has a face value of $59.4 million and is payable over a 10 year period. However, favorable financing terms require the Company to record the debt at a net present value of $39.2. The F Block licenses require interest-only payments for the first two years at the 10-year Treasury Bill rate of 6.61%. Principal and interest will be due over the remaining eight years. On October 16, 1997, the FCC issued an order that allowed for accrued interest payments to be paid ratably over eight quarters beginning March 31, 1998.


5.   ERICSSON CREDIT FACILITIES

     On August 7, 1997, Omnipoint MB Holdings, Inc. ("OMB") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson B & M Facility"). The Ericsson B & M Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing. The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before February 4, 1998, the Company will grant Ericsson a five year exclusive right to supply network equipment for the Boston and Miami markets.

     On September 9, 1997, OPCS Philadelphia Holdings, Inc. ("OPCS") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $120.0 million for general corporate and working capital purposes, including the payment of interest associated with the Philadelphia market.

6.   COMMITMENTS AND CONTINGENCIES:


     The Company, through its subsidiary OCI, is in various stages of negotiation for handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     Omnipoint reported a 1997 third quarter loss of $81.2 million, or $1.57 per share, an increase of 191%, or approximately $53.3 million, compared to the same quarter in 1996. For the nine months ended September 30, 1997, the Company reported a loss of $201.8 million, or $3.92 per share, an increase of 209%, or approximately $136.5 million, compared to the same period in 1996. The 1996 third quarter loss was $27.9 million, or $0.55 per share, and the nine month 1996 loss was $65.3 million, or $1.44 per share.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenues for the three months ended September 30, 1997 were $13.8 million, compared to no revenues in the third quarter of 1996. Revenues for the third quarter of 1997 consisted primarily of service and handset revenue associated with the operation of the New York MTA PCS network.

     Research and development expenses decreased by 27.7%, or approximately $2.3 million, to $6.0 million for the three months ended September 30, 1997, compared to $8.3 million for the three months ended September 30, 1996. The decrease was due to $0.6 million for costs associated with the buildout of the IS-661 pilot, a decrease of $0.9 million in research and development components, and a decrease of $0.5 million in equipment rental and purchases. R&D expenses are associated with the Company's continued growth and development of the IS-661 technology.

     Sales, general and administrative expenses increased by 398.2%, or approximately $45.4 million, to $56.8 million for the three months ended
September  30,  1997,  compared  to $11.4  million  for the three  months  ended
September 30, 1996. Of this increase, $11.1 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of $22.1 million in marketing and handset and accessories cost of sales, $1.9 million in consulting fees, and $9.0 million in interconnect and cellsite operating costs relating to network operations. The Company expects that such expenses will continue to increase significantly during the remainder of 1997 as the Company continues to expand its operations.

     Depreciation and amortization increased by 335.7%, or approximately $9.4 million to $12.2, million for the three months ended September 30, 1997, compared to $2.8 million for the three months ended September 30, 1996. The increase in the 1997 period was due to a general increase in depreciation related to expansion of the Company's commercial PCS networks.

     Interest income decreased by 29%, or approximately $0.9 million, to $2.2 million for the three months ended September 30, 1997 compared to $3.1 million for the three months ended September 30, 1996. The decrease was due to the decrease in the amount of interest bearing cash and cash equivalents and short-term investments.

     Interest expense increased by 160%, or approximately $13.6 million, to $22.1 million for the three months ended September 30, 1997 compared to $8.5 million for the three months ended September 30, 1996. The increase was primarily due to $10.5 million of interest expense incurred in 1997 for the 11 5/8% Senior and Series A Senior Notes due 2006 (the "1996 Senior Notes"), and $3.1 million of interest expense relating to vendor financing. The Company capitalized interest of $12.3 million relating to the PCS licesnes and $4.0 million relating to the construction in progress, during the third quarter of 1997.

     Net loss increased by 191%, or approximately $53.3 million to $81.2 million for the three months ended September 30, 1997 compared to $27.9 million for the three months ended September 30, 1996. This increase was primarily due to a general increase in operating expenses, as well as an increase of $14.6 million in net interest expense.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenues for the nine months ended September 30, 1997 were $28.3 million, compared to no revenues in the nine months ended September 30, 1996. Revenues for the first nine months consisted of $4.5 million for license ees and $23.8 million of service and handset revenues associated with the operation of the New York MTA PCS network.

     Research and development expenses decreased by 12.9%, or approximately $2.8 million, to $18.9 million for the nine months ended September 30, 1997 compared to $21.7 million for the nine months ended September 30, 1996. The decrease was due to $1.8 million for costs associated with the buildout of the IS-661 pilot,
$11.0   million   in   research   and   development   components,  and  $1.2 in
equipment rental and purchases, offset by an increase of $1.5 million of payroll and payroll related expenses.

     Sales, general and administrative expenses increased by 491.2%, or approximately $105.6 million, to $127.1 million for the nine months ended September 30, 1997 compared to $21.5 million for the nine months ended September 30, 1995. Of this increase, $28.8 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of $48.7 million in marketing and equipment cost of sales, $6.4 million in consulting fees, $2.6 million in legal, accounting and other professional fees, and $16.5 million in interconnect and cell site operating costs. The Company expects that such expenses will continue to increase significantly during 1997, as the Company continues to expand its operations.

     Depreciation and amortization increased by 275.5%, or approximately $26.9 million, to $35.3 million for the nine months ended September 30, 1997, compared to $9.4 million for the nine months ended September 30, 1996. The increase in the 1997 period was due to a general increase in depreciation related to the Company's research and development and network infrastructure equipment.

     Interest income increased by 86.2%, or approximately $5.0 million, to $10.8 million for the nine months ended September 30, 1997 compared to $5.8 million for the nine months ended September 30, 1996. The increase was due to the increase in interest earned on interest bearing cash and cash equivalents and short-term investments. The increase in cash and cash equivalents resulted from a follow-on public offering in July 1996, and proceeds from sales of the 1996 Senior Notes, in August and December of 1996.

     Interest expense increased by 220.4%, or approximately $41.0 million, to $59.6 million for the nine months ended September 30, 1997, compared to $18.6 million for the nine months ended September 30, 1996. The interest expense for the nine months ended September 30, 1997 was primarily due to $32.7 million of interest expense incurred in 1997 for the 1996 Senior Notes, $20.2 of interest expense on the A Block license obligations, and $2.9 million of interesr expense relating to vendor financing. The company capitalized interest of $32.3 million relating to PCS licenses and $10.3 million relating to construction in progress, during the period in 1997.

     Net loss increased by 209%, or approximately $136.5 million to $201.8 million for the nine months ended September 30, 1997 compared to $65.3 million for the nine months ended September 30, 1996. This increase was primarily due to a general increase in operating expenses, as well as an increase of $36.0 million in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company financed its operations and met its capital requirements primarily through vendor financing. Total financing activities provided net cash of $302.9 million for the nine months ended September, 30, 1997, compared to $360.0 million for the nine months ended September 30, 1996. Operating activities used net cash of $80.7 million for the nine months ended September 30, 1997, compared to $56.5 million for the nine months ended September 30, 1996. The increase resulted primarily from the Company's loss growing $136.5 million for the nine months ended September 30, 1997 as compared to the same period in 1996. Offsetting the large increase in the net loss, the Company experienced increases in accounts payable, accrued expenses, accrued interest and non cash charges related to depreciation and amortization. Investing activities used net cash of $352.5 million for the nine months ended September 30, 1997, compared to $199.7 million for the nine months ended September 30, 1996. The increase in investing activities consists of $262.8 million for purchases of network infrastructure related items and lab equipment used in engineering and manufacturing, $71.0 million for payments on the D, E and F Block licenses and $32.3 million in capitalized interest relating to the C and F Block licenses. These increases were offest by a $20.0 million refund of the FCC deposits, $86.9 million of net investment sales from short and long term investments, and $44.4 million from the proceeds of the escrow deposit used to pay interest on the 1996 Senior Notes.

     As of September 30, 1997, the Company had negative working capital of approximately $53.6 million. During the nine months ended September 30, 1997, the Company has drawn down on its various Nortel and Ericsson vendor financing facilities, described below. The Company has drawn $146.3 from the NT Credit Facility, including $4.5 million in accrued interest on this facility through September 30, 1997. Additionally, the Company has drawn $159.7 million from the various Ericsson facilities, including $1.0 million in accrued interest on these credit facitlities through September 30, 1997. The FCC's D, E and F Block auctions ended in January 1997. The Company used its $60 million deposit to make its initial down payment of $28.8 million. The remaining $31.2 million was refunded to the Company in January 1997. The FCC issued a stay on broadband PCS payments on April 1, 1997. This notice effectively postponed the Company's quarterly interest payments on the C and F Block licenses. On October 16, 1997, the FCC issued an order requiring the Company to reissue payments on its C and F Block licenses beginning on March 31, 1998. The Company will make all interest payments on the C and F Blcok licenses due and owing on and after March 31, 1998, in accordance with the terms of the original notes. One-eighth of the interest accrued during the Suspension Period is payable on March 31, 1998, and one-eighth of the Suspended Interest is payable with each regular installment payment made thereafter, until the Suspension Interest is paid in full. On February 15, 1997, the Company used $18.3 million of proceeds from its escrow deposit to pay interest on the 1996 Senior Notes. On August 15, 1997, the Company used $26.2 million of proceeds from its escrow deposit to pay interest on the 1996 Senior Notes.

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

     The principal amount of the non-working capital portions of the NT Credit Facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. As of September 30, 1997, OCI had approximately $126.9 million outstanding under the non-working capital portions of the facility.

     A portion of the NT Credit Facility, which may be used for working capital purposes including interest payments on the principal of such facility, originally matured on June 30, 1997. The Company negotiated with Northern Telecom to extend the maturity date of the borrowings to December 31, 1997. Borrowings for working capital purposes which are repaid may be subsequently borrowed for the other purposes allowed under the NT Credit Facility. As of September 30, 1997, the Company had an outstanding balance of approximately $19.4 million on the working capital portion of the NT Credit Facility.

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

     The Company entered into a credit facility with Ericsson, dated as of August 7, 1996, to provide financing to the Company for up to $132.0 million for the purpose of financing the purchase of equipment and services from Ericsson for the New York MTA market (the "Ericsson Credit Facility). A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility, and a portion which may be used to purchase handsets, mature on June 30, 1998. The principal amount on other portions of the facility is payable in installments beginning in 2000, with the final payment due on December 31, 2004. Amounts borrowed and repaid are not available for reborrowing except for the $2.1 million repaid by the Company during the third quarter of 1996. Interest on the Ericsson Credit Facility is payable quarterly. As of September 30, 1997, the company had approximately $38.7 million outstanding under the long term portion of the facility and $1.0 million under the short term portion.

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

     On August 7, 1997, Omnipoint MB Holdings, Inc. ("OMB") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson B & M Facility"). The Ericsson B & M Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing. The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before February 4, 1998, the Company will grant Ericsson a five year exclusive right to supply network equipment for the Boston and Miami markets.

     Under the terms of the Ericsson B & M Facility, OMB is subject to certain financial and operational covenants including restrictions on OMB's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson B & M Facility provides that, among other events, the failure of OMB to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson B & M Facility is secured by substantially all of the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB.

     The principal amount of portions of the facility financing equipment purchases from Ericsson, and certain eligible soft costs, is repayable in installments beginning 2001, with a final payment due on August 4, 2006. Interest on such amount is payable quarterly (of which a portion of the loan proceeds are available to finance such interest payments). The $100 million portion funded at closing, which has no required principal amortization, matures on August 4, 2007. Interest on such portion is payable semi-annually (of which interest may be accreted until August 4, 2003).

     On September 9, 1997, OPCS Philadelphia Holdings, Inc. ("OPCS") entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $120.0 million for general corporate and working capital purposes, including the payment of interest associated with the Philadelphia market, (the "Ericsson Philadelphia Facility").

     Under the terms of the Ericsson Philadelphia Facility, OPCS is subject to certain financial and operational covenants including restrictions on OPCS's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that, among other events, the failure of OPCS to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is secured by substantially all of the assets of OPCS and each of the license and operating subsidiaries for the Philadelphia markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OPCS.

     The principal amount of portions of the facility financing equipment purchases from Ericsson, and certain eligible soft costs, is repayable in installments beginning 2001, with a final payment due on December 31, 2005. Interest on such amount is payable quarterly (of which a portion of the loan proceeds are available to finance such interest payments).

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

     The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the proceeds from the sale of the 1996 Senior Notes, in combination with the NT Credit Facility, the Ericsson Credit Facility, the Ericsson M & B Facility, and the Ericsson Philadelphia Facility, will be sufficient to fund operating losses, capital expenditures and working capital necessary for the initial buildout of the Company's PCS networks during the next twelve months. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC auctions, the Company may require additional funding to implement its business strategy.

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

                          Part II -- Other Information


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1*         Amended and Restated Certificate of Incorporation of the Registrant.
     3.2@@@       Amended and Restated Bylaws of the Registrant.
     4.2          See Exhibit 3.1.
     10.1@        Registrant's Amended and Restated 1990 Stock Option Plan.
     10.2@        Form of Incentive Stock Option Agreement under Registrant's 1990 Stock Option Plan.
     10.3@        Form of Stock Option Agreement under Registrant's 1990 Stock Option Plan for non-qualified options.
     10.4@        Form of Stock  Option  Agreement  outside  scope of Registrant's 1990 Stock Option Plan for non-qualified options.
     10.5@        Warrant  Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
     10.6@        Warrant  Certificate,  dated August 2, 1991, by and between the
                  Registrant and Allen & Company Incorporated.
     10.7@        Letter  agreement,  dated June 29,  1995,  by and  between  the
                  Registrant  and  Allen  &  Company  Incorporated  (relating  to
                  Exhibit 10.6).
     10.8****     Letter Agreement of Warrant Extension,  dated November 1, 1996, by and between the Registrant and Allen & Company  Incorporated
                  (relating to Exhibit 10.6).
     10.9@        Common Stock Purchase Warrant issued March 10, 1995, granted to Madison Dearborn Capital
                  Partners, L.P.
     10.10@       Common Stock Purchase Warrant issued March 10, 1995, granted to       Madison Dearborn Capital Partners, L.P.
     10.11@       Employment Agreement, effective October 1, 1995, by and between the Registrant, Omnipoint
                  Communications Inc. and George F. Schmitt.
     10.12@       Promissory Note, dated October 1, 1995, by George F. Schmitt.
     10.13@       Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F.
                  Schmitt.
     10.14@       Employment Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.
     10.15@       Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
     10.16@       Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E.
                  Sparks.
     10.17***     Employment Agreement,  dated November 3, 1996, by and between the
                  Registrant and Kjell S Andersson.
     10.18***     Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
     10.19***     Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S.
                  Andersson.
     10.20@       Series B Convertible  Preferred Stock Purchase  Agreement,  dated
                  August 9, 1993, by and among the Registrant and Madison  Dearborn
                  Capital Partners, L.P.
     10.21@       Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement, dated June 29, 1995, by and between the Registrant and Madison Dearborn Capital Partners, L.P.
     10.22@       Series C Convertible  Preferred Stock Purchase  Agreement,  dated
                  June 29, 1995, by and among the  Registrant and the other parties named therein.
     10.23@       Amended and Restated Registration Rights Agreement,  dated June
                  29, 1995,  by and among the  Registrant  and the parties  named therein.
     10.24@       First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
     10.25@       OEM Supply Agreement for Omnipoint PCS (Personal  Communication
                  Systems) Products, dated September 22, 1994, by and between the
                  Registrant and Northern Telecom Inc
     10.26@       Manufacturing License and Escrow Agreement for Personal Communication Service Products, dated
                  February 28, 1995, by and between the Registrant and Northern Telecom Inc.
     10.27@       Collaborative  Development  Agreement,  dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
     10.28@       Reciprocal OEM Agreement Memorandum of Understanding, dated March
                  30, 1995, by and between the Registrant and Northern Telecom Inc.
     10.29@       Supply Agreement, dated September 22, 1994, by and between Omnipoint Communications Inc. and
                  Northern Telecom Inc.
     10.30@       Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint
                  Communications Inc. and Northern Telecom Inc.
     10.31
     10.32###     Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint
                  Communications Inc. and Northern Telecom Inc.
     10.33###     Loan  Agreement,  date as of August 7, 1996, by and between  Omnipoint  Communications  Inc.
                  and Ericsson Inc., as amended.


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

     10.44**##    Acquisition Supply and License Agreement for Omnipoint Personal Communications Systems (PCS)
                  Infrastructure Products, dated as of April 16, 1996, by and between Ericsson Inc. and the Registrant.
     10.45**##    Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal Units, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications Inc.
     10.46**##    Memorandum of Understanding, dated April 2, 1996, by and between Orbitel Mobile
                  Communications Inc. and the Registrant.
     10.47@@      Letter of Intent,  dated  November 20, 1995, by and between the
                  Registrant and Western Wireless Corporation.
     10.48@@      Letter of Intent, dated February 26, 1996, by and between Omnipoint Communications Inc. and
                  American Portable Telecom, Inc.
     10.49@@      Letter of Intent, dated March 22, 1996, by and between Omnipoint Communications, Inc. and
                  American Personal Communications.
     10.50@@      Letter of Intent, dated May 13, 1996, by and between the Registrant and InterCel,  Inc.  10.51@@ License  agreement dated March 22, 1996 by and between the  Registrant and Bender & Company,  Inc.  10.52@@ Second License
                  Agreement, dated April 17, 1996, by and between the Registrant and Bender &
                  Company, Inc.
     10.53@@      Lease Agreement, dated March 1, 1996, by and between Omniset Corporation and Roots Stone
                  Limited Partnership.
     10.54***     Agreement   dated  as  of  February  24,   1997,   between  the
                  Registrants  and  Kjell  S.  Andersson,   amending   Employment
                  Agreement dated November 3, 1996.
     11.1         Statement of computation of loss per share.
     21.1@        Subsidiaries of the Registrant.
     27           Financial Data Schedule
----------
     @            Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360
     @@           Incorporated herein by reference to the Company's Registration Statement Form S-1, No. 33-03739.
     @@@          Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-19895.
     *            Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
                  December  31, 1995.
     **           Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
     ***          Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
                  December  31, 1996.
     ****         Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                  March 31, 1997.
     #            Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the  Registrant's  Application  Requesting  Confidential  Treatment  under Rule 406 of the Act, which application was granted by the Commission.
     ##           Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the Registrant's  Application  Requesting  Confidential Treatment under Rule 24b-2 under the Exchange
                  Act of 1934, filed May 3, 1996.
     ###          Portions of this  Exhibit  were  omitted  and have been filed  separately  with the  Secretary  of the  Commission pursuant to the Registrant's Application Requesting Confidential Treatment under
                  Rule 24b-2 under the Exchange Act of 1934, filed March 31, 1997.
----------

(b)  Reports on Form 8-K

     On August 27, 1997 a Form 8-K, Items 5 and 7, was filed relating to the Company's credit facility agreement, dated as of July 25, 1997, with Ericsson Inc. and certain other lenders, pursuant to which the lenders have agreed to provide up to $352.2 million in financing for the purpose of financing the buildout of networks in the Boston and Miami markets.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          OMNIPOINT CORPORATION


Date:              November 14, 1997                      /s/ Bradley E. Sparks
                                                          ---------------------
                                                              Bradley E. Sparks
                                                         Chief Financial Officer