Form 10-K/A
period 1996-12-31
OMNIPOINT CORP \DE\
filed 1998-02-10
CIK 1002532

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Arlington, Commonwealth of Virginia, on the 10th of February, 1998.


                         OMNIPOINT CORPORATION



                         By:/s/ Edwin M. Martin, Jr.
                            ------------------------
                            Edwin M. Martin, Jr.
                            Secretary


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


           SIGNATURE                  TITLE                    DATE
       -----------------  ------------------------------  --------------

/s/          *            President, Chief Executive      February 10, 1998
----------------------    Officer, Chairman of the
     Douglas G. Smith     Board and Director (Principal
                          Executive Officer)


/s/          *            Executive Vice President and    February 10, 1998
----------------------    Director; President of
     George F. Schmitt    Omnipoint Communications Inc.




/s/          *            Chief Financial Officer         February 10, 1998
----------------------    (Principal Financial and
Bradley E. Sparks         Accounting Officer)



/s/          *            Director and Vice Chairman      February 10, 1998
----------------------    of the Board
     James J. Ross


/s/          *            Director                        February 10, 1998
----------------------
     Evelyn Goldfine


* Power of Attorney by

/s/ Edwin M. Martin, Jr.
------------------------
Edwin M. Martin, Jr.
Secretary

/s/        *                    Director                February 10, 1998
------------------------
     Richard L. Fields


/s/        *                    Director                February 10, 1998
------------------------
     Paul J. Finnegan


/s/        *                    Director                February 10, 1998
------------------------
     James N. Perry, Jr.


/s/        *                    Director                February 10, 1998
------------------------
     Arjun Gupta

                             OMNIPOINT CORPORATION

                              ___________________

                                  FORM 10-K/A

                              ___________________

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION                                  SEQUENTIAL PAGE NO.
-------         -----------                                  -------------------

10.32   Amended and Restated Loan Agreement, dated
        August 7, 1996, by and between Omnipoint
        Communications Inc. and Northern Telecom, Inc. *****
10.33 Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and
        Ericsson Inc., as amended. *****

***** Certain information in this Exhibit has been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule
        24b-2 under the Exchange Act of 1934, filed             .