Form 10-K405
period 1997-12-31
OMNIPOINT CORP \DE\
filed 1998-03-31
CIK 1002532

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-K

(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________


                      Commission File Number:     0-27442

                             OMNIPOINT CORPORATION
            (Exact Name of Registrant as specified in its charter)

           DELAWARE                                          04-2969720
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                            identification No.)

   3 BETHESDA METRO CENTER                                       20814
     BETHESDA, MARYLAND                                       (Zip Code)
(Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (301) 951-2500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                    Name of Each Exchange
          Title of Each Class:                       on which Registered:
        -----------------------                     ----------------------
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

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1998 was approximately $920,178,445.

     The number of shares outstanding of the Registrant's Common Stock, as of March 24, 1998 was 52,502,988 shares of Common Stock.

                             OMNIPOINT CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
                                     Part I

Item 1.  Business.....................................................  1

         Overview
         Strategy
         Industry Background
         Service Business
         Technology Business
         Regulatory Environment
         Patents and Other Intellectual Property Rights
         Employees

Item 2.  Properties...................................................

Item 3.  Legal Proceedings............................................

Item 4.  Submission of Matters to a Vote of Security Holders..........


                                    PART II

Item 5.  Market for the Company's Common Equity and Related
         Stockholder Matters..........................................

Item 6.  Selected Financial Data......................................

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................

Item 7A. Quantitative and Qualitative Disclosures About Market Risks..

Item 8.  Financial Statements and Supplementary Data..................

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........

Item 11. Executive Compensation.......................................

Item 12  Security Ownership of Certain Beneficial Owners and
         Management...................................................

Item 13. Certain Relationships and Related Transactions...............

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.....................................................


Exhibit Index.........................................................

Signatures............................................................

FORWARD-LOOKING STATEMENTS

        IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

        Omnipoint Corporation ("Omnipoint" or the "Company") is a leader in commercializing personal communications services ("PCS"). As of December 31, 1997, Omnipoint marketed wireless communications services to over 16 million people (defined as "POPs") covered by networks primarily in the New York
Major Trading Area ("MTA") and Philadelphia area Basic Trading Areas ("BTA") and surrounding BTAs. Omnipoint has licenses to provide such services in areas covering approximately 96.5 million POPs, of which approximately 60% are located in a contiguous region of the northeast U.S. from Maine to Virginia. In addition, Omnipoint has licenses in southeast Florida and the Midwest. Based on POPs, Omnipoint is the fourth largest PCS licensee in the U.S., and its licenses cover six of the top twelve and nine of the top twenty cities in the U.S. In total, Omnipoint has licenses for 23 of the top 50 BTAs. The New York MTA is the largest MTA in the U.S. with approximately 27 million POPs. Some of Omnipoint's other major markets include Philadelphia, Miami, Boston, Detroit and Washington, D.C. As of December 31, 1997, Omnipoint had approximately 141,000 active subscribers.

        Omnipoint was incorporated in Delaware in June 1987, to design, develop, manufacture and market wireless digital communications products and services. From inception in 1987 to 1992, Omnipoint developed several working prototypes for various wireless voice, data and other digital communication transmission projects. Omnipoint's success in developing its proprietary technology for the first digital PCS system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint one of three Pioneer's Preferences in 1993. One Omnipoint system was officially designated as IS-661 by the Joint Technical Committee on Wireless Access. As a result of the Pioneer's Preference, the FCC issued to Omnipoint in December 1994 a 30 MHz "Pioneer's Preference" PCS license to provide PCS services in the New York MTA. From the time of its inception until going public, Omnipoint raised approximately $100 million in private capital.

        In January 1996, Omnipoint completed an initial public offering of common stock which raised gross proceeds of approximately $129 million. In June 1996, Omnipoint completed a secondary offering which raised gross proceeds of an additional $117 million. Between August and November of 1996, Omnipoint raised an additional $459 million in gross proceeds in two offerings of high-yield debt.

        In September 1996, the FCC granted Omnipoint 18 Entrepreneurs' Band C Block PCS licenses, which cover approximately 13.3 million POPs, including Philadelphia and Atlantic City. In January 1997, Omnipoint became the first PCS operator in the U.S. to launch international roaming, and it successfully won 109 licenses in the D, E and F Block auction. These licenses cover approximately 76.6 million POPs (of which 56.4 million do not overlap with previously acquired licenses), including Detroit, Washington, D.C., Boston, and Miami, each of which is among the twelve largest markets in the U.S. Omnipoint also won a license for an additional 10 MHz of frequency in New York, making Omnipoint the only 40 MHz license holder in New York.

        Omnipoint Communications Inc. ("OCI"), an indirect 95.6% owned subsidiary of Omnipoint Corporation, has committed to pay $347.5 million for the New York MTA license. It is required to pay only interest on the total amount due until March 8, 1998, and to pay the principal balance and remaining interest during the period April 1998 to March 2001. With respect to Omnipoint's C Block PCS licenses, the total purchase price after discount is approximately $509.1 million. Omnipoint has made a 10% down payment, or approximately $51.0 million to the FCC for these licenses, and will pay interest only until 2003. In March 1997, the FCC suspended all of the interest payments on the Entrepreneurs' Band licenses pending changes to the payment terms. In September 1997, the FCC issued a Report and Order which changed the terms available to Entrepreneurs' Band licensees and offered various options for reducing the licensees' debt by returning all or portions of their spectrum. On March 24, 1998, the FCC issued its Reconsideration Order which modified these options. If Omnipoint elects to continue paying the principal balance on all of its C Block licenses, the amount will be approximately $458.2 million plus remaining interest in the period 2003 to 2006. This amount is subject to reduction pending selection by Omnipoint of various alternatives offered by the FCC. The FCC intends to re-auction the returned portions of any Entrepreneurs' spectrum in the future, although no timetable has been set. Omnipoint has until 60 days after the Reconsideration Order is published in the Federal Register to make its election.

        Omnipoint has paid the entire $106.9 million related to the D and E Block licenses to the FCC. With respect to Omnipoint's F Block licenses, Omnipoint made a 10% down payment, or approximately $7.4 million in January 1997, and a second 10% down payment of $7.4 million for the licenses issued in June and September 1997. Omnipoint will make interest-only payments on the remaining F Block obligation until 1999 and will pay the principal balance of approximately $59.4 million and remaining interest over the period from 1999 to 2006.

        Omnipoint, Northern Telecom, Inc. ("Northern Telecom") and Ericsson Inc. ("Ericsson") have agreements involving (i) the purchase and sale of infrastructure equipment and handsets for Omnipoint's PCS networks, and (ii) a licensing and OEM arrangement relating to IS-661. In addition, in the U.S., each of Pacific Bell Mobile Services, Inc. ("PacBell"), BellSouth Personal Communications, Inc. ("BellSouth"), Western Wireless Corporation ("Western Wireless"), Powertel, Inc. ("Powertel"), Sprint Spectrum ("Sprint Spectrum", formerly known as American Personal Communications, Inc.), and Aerial Communications, Inc. ("Aerial") has a separate arrangement with Omnipoint to provide subscribers with roaming capabilities These arrangements are with companies whose licenses, together with Omnipoint's, cover 94% of the U.S. population. Omnipoint has also signed international roaming agreements with 74 Global System for Mobile Communications ("GSM") PCS service providers in 46 countries, 42 of which were operational in 30 countries. Omnipoint is in discussions with other equipment vendors and service providers regarding additional relationships.

        Omnipoint's 127 C, D, E and F Block PCS licenses are held by 70 wholly-owned subsidiaries (the "License Companies"). Originally organized as Delaware corporations, each of the License Companies and the 12 associated holding and operating companies has been merged with and into the identical number of Delaware limited liability companies ("LLC"), or, in one instance, a Delaware limited partnership ("LP"), to take advantage of pass-through tax treatment available for LLCs and LPs and to reduce the number of annual filings required on behalf of the subsidiary corporations. The mergers were effective on December 31, 1997, except with respect to three of the holding companies for which the mergers were effective on January 14, 1998. The names of the surviving entities, except for the designation "LLC" or "LP," are identical to the corporations with which they merged.

STRATEGY

        Omnipoint's strategy for its PCS service business is to become a leading provider of wireless services in its markets. Omnipoint commenced operation of the first commercial PCS service in the New York City area with a soft launch on November 14, 1996 and a hard launch with multi-media advertising beginning in February 1997. As its highest immediate priority, Omnipoint will continue to build out its licenses in the northeast, southeast Florida and the Midwest, focusing initially on the most densely populated portions of these areas and on major commuting corridors. Omnipoint believes that existing cellular systems in the most densely populated areas, particularly within the New York City metropolitan area, provide inadequate long-term capacity and that service during peak hours for current cellular users is poor, with the anticipated growth in wireless demand adding to this problem.

        Omnipoint's strategy for its technology development and equipment business is to apply its proprietary common air interface ("CAI") system to selected commercial opportunities and to introduce new architectures for targeted applications. During 1996, a pilot IS-661 network was successfully tested. In November 1997, Omnipoint began testing the first commercial version of proprietary Omnipoint base stations integrated with a Northern Telecom GSM network in the New York MTA. Omnipoint's IS-661 system and subsequent architectures designed by Omnipoint are targeted for Wireless Local Loop ("WLL") services. Omnipoint plans to focus its domestic WLL activities on providing wireless CAP services on a limited basis in the New York MTA to small and medium size businesses where capacity requirements do not justify the expense of alternative bypass technologies, such as leased line, fiber or microwave technologies. In addition, Omnipoint intends to access international markets through sales of equipment (i) to service providers for WLL applications as an alternative to expanding fixed wireline services in countries where telephone services have not been well developed, and (ii) as an adjunct to GSM networks in the more than 110 countries where GSM has been deployed or selected for deployment.

INDUSTRY BACKGROUND

        Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. This growth in wireless services has been driven by technological advances and changes in both telecommunications regulations and consumer preferences. Mobile cellular telephone service has been one of the fastest growing market segments within the telecommunications industry. According to cellular industry analysts' estimates, the number of cellular, PCS, and ESMR users in the U.S. grew from 340,000 at the end of 1985 to approximately 56 million by the end of 1997. According to such estimates, there are now over 200 mobile wireless cellular users worldwide. Most industry analysts forecast that U.S. penetration rates for mobile wireless service will be significantly greater than 50% by 2005.

        PERSONAL COMMUNICATIONS SERVICES (PCS)

        PCS is defined by the FCC as "a family of mobile and portable radio communications services for individuals and businesses that may be integrated with a variety of competing networks." PCS is widely identified as the next generation of wireless voice and data communications. PCS is designed to offer customers a broad range of individualized digital wireless communications services including landline telephone-quality voice communication for mobile, office, or home use, as well as advanced features such as paging, e-mail and text messaging and news services. PCS offers subscribers two basic services:
(i) mobile service; and (ii) fixed wireless replacement of local telephone services. With mobile service, a subscriber carries a single, lightweight, long-battery-life telephone that will accommodate any incoming or outgoing call almost anywhere in the country.

        PCS differs from existing cellular and SMR in three basic ways: frequency, spectrum and geographic division. PCS networks operates in a higher-frequency band (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). The higher frequency band for PCS networks requires a greater number of total cell sites to cover the same geographic area as existing cellular networks. However, depending on the technology utilized, PCS service is ultimately less expensive in certain geographic areas because of the lower cost and improved capacity of the infrastructure equipment relative to cellular networks. In addition, PCS is designed to provide improved voice quality and privacy. PCS is comprised of 30 MHz and 10 MHz spectrum blocks, or combinations thereof, versus 25 MHz spectrum blocks for cellular networks. As a result of the improved capacity of the infrastructure and comparatively large allocation of spectrum, PCS has more capacity for new wireless services such as data and video transmission.

        Currently, cellular communication is the closest comparable service to PCS available. Although analog cellular is the most widely deployed two-way wireless service available in the U.S. today, it has several limitations including inconsistent service quality, lack of privacy, limited capacity and, currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems such as PCS, on the other hand, convert voice or data signals into a stream of digits and typically use voice compression and other techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. Digital technologies offer new services, improved system flexibility, greater efficiency and increased capacity. Data transmission, call forwarding, call waiting and paging capability are among the enhanced services provided by PCS.

        In order to gain early market penetration and compensate for initially limited network footprints, PCS operators typically have been aggressive in terms of pricing their service. This pricing strategy reflects the abundance of network capacity provided by their recently commercialized digital networks. Moreover, PCS providers have attracted subscribers by not requiring subscribers to sign minimum service contracts and offering lower per minute incoming rates. PCS providers have also aggressively promoted the differentiating characteristics between digital and analog service including security, call quality and other enhanced features.

        PCS TECHNOLOGY

        Although there are as many as seven versions of digital PCS technologies competing for the domestic market, only three are commonly considered to be viable alternatives for fully mobile communication services. The three technologies include GSM, Code Division Multiple Access ("CDMA"), and U.S. Time Division Multiple Access ("TDMA"). GSM and TDMA are both "time division-based" standards but are incompatible with each other and CDMA.

        GSM virtually eliminates technology risk and facilitates Omnipoint's plan to rapidly buildout its PCS systems. GSM is the leading digital wireless technology in the world, with approximately 230 networks being built or operating in over 110 countries, including all of western Europe. According to industry estimates, GSM networks served approximately 70 million subscribers worldwide as of November 1997, and are adding 2.5 million subscribers per month. In November 1997, the U.S. crossed the one million GSM subscribers mark. American Personal Communications, Inc. introduced the first GSM network in the U.S. in the Baltimore/Washington, D.C. MTA in November 1995. In addition to the Baltimore/Washington, D.C., New York and eastern Pennsylvania markets, GSM systems have been introduced in over 500 cities located throughout the United States. An important benefit associated with GSM technology is its use of an open system architecture that will allow operators to purchase network equipment from a variety of vendors that share standard interfaces for operation. This open architecture provides PCS operators with significant purchasing leverage with vendors and flexibility in provisioning of features, products and services.

        One competing standard, IS-95 CDMA, is a CDMA standard proposed as an upgrade for existing U.S. analog cellular service to digital service. Qualcomm is the primary proponent of IS-95 CDMA for PCS service. IS-95 has also received support from Motorola, Lucent Technologies and Northern Telecom. IS-95's PCS service supporters include Sprint PCS and the Bell Atlantic Mobile, US West and AirTouch Communications Inc. consortium, PCS PrimeCo, L.P., both of which have deployed a modified version of this technology at 1.9 GHz.

        The other main competing standard, IS-54 TDMA, is the TDMA standard that several cellular carriers are implementing as they upgrade to digital service. Primary network suppliers are Lucent Technologies, Ericsson and Hughes. AT&T Wireless, SBC Communications, Inc. ("SBC") and parts of Bell South's cellular network are the primary 800 MHz service supporters. AT&T Wireless and SBC have deployed systems based on IS-54 at 1.9 GHz, (the upgraded version at both frequencies is known as IS-136 TDMA). IS-54/IS-136 TDMA, like PCS 1900, faces no major technological hurdles in upbanding to 1.9 GHz PCS. Upbanded IS-54/IS-136 TDMA equipment was launched at 1.9 GHz during 1997 in ten cities by AT&T Wireless.

SERVICE BUSINESS

        Omnipoint's PCS service business provides mobile and fixed communications service in its markets. Omnipoint's wireless service provides private, secure and enhanced voice, high-speed data, paging services and other capabilities for both the office environment and outdoor mobile coverage with basic features including voice mail, call forwarding and call waiting, and enhanced features such as voice-activated dialing, news and weather reports and stock market quotes.

        Omnipoint utilizes GSM technology, the most widely used wireless protocol in the world. As of November 1997, there were approximately 70 million subscribers, growing at 2.5 million per month, in over 110 countries worldwide. In the U.S., extensive roaming arrangements under the GSM Alliance have been signed with operators whose licenses, along with Omnipoint's, cover 94% of U.S. POPs.

        OCS ("Omnipoint Communication Services") launched the first commercial PCS service in the New York City area at the end of 1996 and launched service in Philadelphia in September 1997. Since then, Omnipoint has demonstrated strong momentum in subscriber growth, and had approximately 141,000 subscribers as of December 31, 1997. In March 1998, Omnipoint launched service in the Boston and Miami metroplitan areas. Omnipoint will continue to build out these networks and plans to build and operate PCS networks in the areas covered by additional BTA licenses surrounding these service areas as well as the Detroit and Indianapolis areas, focusing initially on the most densely populated portions of these areas and major commuting corridors. During 1996, Omnipoint successfully tested a pilot system in Manhattan comprised of a limited number of Omnipoint IS-661 based stations. During November 1997, Omnipoint successfully conducted tests of the first commercial versions of the integrated Omnipoint/GSM system for wireless local loop services in the NY MTA. As of March 1998, Omnipoint covers nearly 10 million POPs in the NY MTA with its proprietary technology base stations integrated into its GSM network.

        PCS MARKETS

        Omnipoint has PCS licenses to provide wireless communications services in areas covering approximately 96.5 million non-overlapping POPs. Omnipoint's licenses include: (i) the A Block license for the New York MTA, which includes 20 BTAs with approximately 27 million POPs; (ii) C Block licenses for 18 BTAs with approximately 13.3 million POPs including the Philadelphia and Atlantic City BTAs; and (iii) 109 D, E and F Block licenses for an incremental 56.4 million POPs, including the Boston, Miami, Washington, D.C., Detroit and Indianapolis markets.

        Omnipoint's individual markets cover large areas with attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high household incomes and favorable business climates. Including New York, six of Omnipoint's initial core markets are among the twelve most densely populated markets in the U.S., and four of these markets are located contiguously in the Northeast United States. Because the average population density of these markets is over ten times greater than the national average of 75 POPs per square mile, relatively lower capital costs per POP are required in each of these respective service areas which is one factor that provides Omnipoint with a lower average buildout cost per POP than most other PCS companies.

        The New York MTA is a particularly attractive wireless market due to its size, density and demographics. The New York MTA is the country's largest telecommunications market and has a disproportionately high share of all voice and data traffic relative to its population, particularly with respect to international calls placed to or from the U.S. The New York MTA is the largest in the U.S., with approximately 27 million POPs or approximately 10.2% of the U.S. population, and is comprised of 20 BTAs, including New York, NY (which includes northern New Jersey); Hartford, CT; Albany, NY; New Haven, CT; and Syracuse, NY. The New York MTA has a high share of households with annual incomes of over $50,000, with 41.8% versus the national average of 31.0%.

        The two analog cellular systems operating in the New York area are capacity constrained over the most densely populated traffic areas during peak hours. Based on direct testing as well as information from a number of sources, OCI believes that a significant number of the call attempts during peak hours in certain areas of Manhattan fail to gain access to the cellular networks due to capacity constraints in the networks. In addition, a large percentage of calls that initially connect are dropped because of hand-off failures between base stations due to the same capacity issues. OCS believes that inherent capacity limits of existing cellular architectures will allow PCS companies in New York to attract a large share of high-end wireless users.

        OCS was the first PCS service provider to market services in the NY MTA with its soft launch in November 1996. OCI followed this launch with a hard launch and multi-media marketing beginning in February 1997. In May 1997, Sprint PCS, the only other PCS service provider currently in operation in the NY MTA, launched its competing service in New York City. As of early December 1997, OCI had over 675 cell sites on air in the NY MTA. As of December 31, 1997, OCI had approximately 16 million POPs covered in the NY MTA.

        MARKETING STRATEGY

        Omnipoint's marketing objective is to stimulate demand for PCS voice and data services and attract subscribers by providing superior service and reliability at attractive prices. Omnipoint plans to continue to generate demand by introducing a better alternative to cellular service. Omnipoint intends to concentrate its PCS marketing efforts on the following key customer segments:
(i) large, communications-intensive corporate accounts, currently using or considering cellular or private radio systems, that would value the improved quality and security and would benefit from Omnipoint's enhanced products and services; (ii) high-mobility customers using or considering cellular telephones who would benefit from fewer dropped or blocked calls; and (iii) low-mobility customers attracted to PCS as a more convenient alternative to their landline telephones, particularly those who have multiple telephone lines to their home or business and who have a need for high speed data transmission.

        In marketing its service, Omnipoint believes it offers competitively priced services that emphasizes voice clarity, reliability and a low probability of blocked calls, encryption, international calling and roaming, internet e-mail, and information services. Omnipoint includes certain basic features including call waiting, call forwarding, caller I.D., voice mail and paging, and enhanced features such as voice-activated dialing, news and weather reports and stock market quotes as part of its product offerings. Omnipoint is the only provider of true encryption services which improves call security and should encourage users to make confidential professional and personal calls that they would be unwilling to make on cellular telephones. In addition, the convenience of a single telephone number for mobile, home and office use available to the customer throughout the Omnipoint service area and the use of easy-to-use, menu-driven subscriber functions should enhance the usage of Omnipoint's services. Omnipoint also offers an attractive prepaid calling plan and has established a significant subscriber base among budget-conscious individuals and those traditionally uncomfortable with billing and collection processes.

        Omnipoint's strategy is to pursue multiple distribution channels through which to market its services, generally on a non-exclusive basis. Omnipoint sells telephones like any other off-the-shelf product. The service can be activated over the air in minutes by customers after purchasing the telephone, unlike traditional cellular sales. In the New York metropolitan area, for example, customers can obtain Omnipoint telephones at over 900 retail outlets, including a wide range of authorized Omnipoint retailers such as Staples, Computer City, The Wiz, Circuit City (in the NY and Connecticut metro areas), Tops, J&R Computer World, selected locations of Office Depot and Sears Brand Central. Omnipoint's telephones can also be obtained from five Omnipoint owned and operated stores in the New York metro areas as well as by calling toll-free (1-888-CALL-OMNI) Omnipoint's Telemarketing Center in Bethlehem, Pennsylvania to have a PCS phone mailed at no delivery charge.

        PCS COMPETITION

        The success of Omnipoint's PCS services business will depend upon its ability to compete with the two cellular operators, at least two other PCS licensees and potential future wireless communications providers. For example, Bell Atlantic Mobile ("Bell Atlantic") and AT&T Wireless, Inc. ("AT&T Wireless") currently provide cellular services in the New York Metropolitan Statistical Area (MSA) and surrounding areas. Sprint PCS was the winner of the B Block New York MTA PCS license. NextWave was the successful bidder in the Entrepreneurs' Band auction for the New York BTA PCS license but has not yet begun commercial operation. Omnipoint's other networks will face similar PCS and cellular competition including competition in certain BTAs from AT&T Wireless, Sprint Spectrum, Cellular One, COMCAST, Metrophone and PrimeCo among others. Omnipoint believes that Enhanced Specialized Mobile Radio ("ESMR") will have a limited competitive impact against PCS largely because technical limitations and limited bandwidth have caused the ESMR operators to target primarily vertical market niches such as dispatch services. In the future, PCS could potentially compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.

        ROAMING ARRANGEMENTS

        Omnipoint has roaming arrangements with each of the six other major U.S. GSM-based PCS providers, including PacBell, BellSouth, Western Wireless, Powertel, Sprint Spectrum, and Aerial to provide subscribers with roaming capability in the markets where these parties will operate PCS services. While roaming across the companies' GSM-based networks, subscribers will be able to place and receive calls and maintain their customized profiles and features without having to make a specific prior request. These arrangements are with companies whose licenses, along with Omnipoint's, cover 94% of the U.S. population. Omnipoint and certain other PCS license holders are currently exploring alternatives to ensure that the GSM protocol will be available in all markets. Additionally, Omnipoint and these GSM-based PCS providers have agreed to work together on PCS infrastructure and handset standards and to establish complementary marketing programs. Omnipoint has also signed international roaming agreements with 74 GSM PCS service providers in 46 countries, 42 of which are operational in 30 countries. Omnipoint is in discussions with other equipment vendors and service providers regarding additional strategic relationships.

TECHNOLOGY BUSINESS

        Manufacturers of PCS equipment compete in a high-growth, cost-competitive market in which they must offer compact, cost-effective solutions. Due to evolving industry standards and the rapid introduction of new services, the success of PCS equipment manufacturers will also depend on their ability to bring new products to market quickly.

        Customer acceptance and usage rates will drive PCS equipment revenues. Based on projections by EMCI, Inc., cumulative PCS equipment sales for infrastructure and handsets in the U.S. are anticipated to reach approximately $25.4 billion by the end of 2000. The international market for WLL equipment has been estimated by various consulting firms (for example, Herschel Shosteck Associates, Ltd.) to exceed $80.0 billion over the next several years.

        Omnipoint's first proprietary CAI system, officially designated as IS-661 by the Joint Technical Committee on Wireless Access, uses spread spectrum, a technology originally developed for military applications. During 1996, a pilot IS-661 network was successfully tested. In November 1997, Omnipoint began testing the first commercial version of proprietary Omnipoint base station integrated with a Northern Telecom GSM network in the New York MTA. Omnipoint's IS-661 system and subsequent architectures designed by Omnipoint are targeted for WLL services. Omnipoint's architectures are being designed to offer the ability to deliver both wireline voice quality and the enhanced services being sought by customers.

        Omnipoint designs and tests its equipment and software at its engineering facilities in Colorado Springs, Colorado. Manufacturing and assembly will be subcontracted to third parties whenever possible. Omnipoint and Northern Telecom have integrated Omnipoint's RF access system and equipment, which provides communication between subscriber equipment and base stations, primarily radio and digital cards for base stations, with Northern Telecom's switches. This integrated system will be used in the New York MTA and offered to other domestic and international operators. Omnipoint is also working with Ericsson on other wireless projects and products from which it generates engineering service revenue.

        COMPETITION

        Competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of Omnipoint. Omnipoint will compete with these other companies primarily by selling equipment that provides enhanced features at a lower cost. Given the rapid advances in the wireless telecommunications industry, there can be no assurances that new technologies will not evolve that will compete with Omnipoint's products. In addition to Omnipoint's technology, other competing technologies have emerged in the mobile PCS industry.

REGULATORY ENVIRONMENT

        The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized, among other things, to allocate, grant, rescind and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS systems with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, establish other regulations governing the operations of PCS and other telecommunications carriers and impose fines and forfeitures for any violations of FCC regulations.

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

        The FCC decided that two 30 MHz licenses, designated as Blocks A and B, would be allocated geographically by MTAs (these include the Block A licenses granted to the Pioneers in their respective MTAs). The 30 MHz MTA auction ended in March 1995, and the FCC granted those licenses in June 1995. Four licenses designated as Blocks C, D, E and F were allocated by BTAs. The C and F Block licenses were allocated 30 MHz and 10 MHz of spectrum, respectively, and reserved for "Entrepreneurs." Eligibility to bid for and hold licenses in the C and F Blocks was limited to entities that, together with their affiliates and certain investors, had gross revenues of less than $125 million in each of the two years preceding the auction and total assets of less than $500 million. Eligible bidders in the Entrepreneurs' Band were given certain bidding credits and successful bidders were given favorable installment payment terms. The most favorable bidding credits and installment payment options were available only to C Block applicants that qualified as small businesses, and to F Block applicants that qualified as very small businesses. Generally, a small business is an entity that has average annual gross revenues of not more than $40 million for the preceding three relevant years while a very small business is an entity that has average annual gross revenues of not more than $15 million for the preceding three relevant years.

        In determining whether a C or F Block applicant met the financial caps for qualification as an Entrepreneur, a small business or a very small business, the FCC examined, individually and cumulatively, the assets and revenues of the applicant, its affiliates, investors with more than 25% or 49.9% (depending on which of the two control group equity structures is used) of the applicant's fully-diluted equity or voting stock and its control group members. Applicants seeking to qualify as an Entrepreneur, a small business or a very small business, had to be controlled by a control group made up principally of individuals or entities who met the financial qualifications applicable to Entrepreneurs. Only certain non-qualifying investors could be in the control group, such as members of the entity's management team or qualifying institutional investors. the control group had to hold at least 25% or 50.1% (depending on which control group equity structure is used) of the applicant's total equity during the first three years and 50.1% of the applicant's voting stock for the initial term of the license.

        Over time, C and F Block licensees (as well as their affiliates and investors) may exceed the gross revenue caps through equity investment by non-attributable investors, debt financing, revenue from operations, business development and expanded service. Furthermore, after three years from the date of the license grant, the qualifying members of the control group will be required to hold only 10% or 20% of the total equity (depending on which control group equity structure is used). The control group must retain at least 50.1% of the ownership of voting stock, however, for the duration of the initial 10 year license term, and the control group must exercise de facto as well as de jure control over Omnipoint. The FCC has stated that it will conduct audits to ensure compliance with Entrepreneurs' Band regulations.

        The Entrepreneurs' Band auction for the C Block licenses ended in May 1996. The auction for the D, E and F Block licenses ended on January 14, 1997. The remaining 20 MHz of the 140 MHz of PCS spectrum 1910-1930 MHz available was allocated for unlicensed PCS applications such as wireless PBX adjuncts, LANs and home cordless telephones. All PCS licenses will be granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause.

        In September 1997, the FCC issued a Report and Order which changed the payment terms available to Entrepreneurs' Band licensees and offered various options for reducing the licensees' debt by returning all or portions of their spectrum. On March 24, 1998, the FCC issued its Reconsideration Order which modified these options. If Omnipoint elects to continue paying the principal balance on all of its C Block licenses, the amount will be approximately
$458.2 million plus remaining interest in the period 2003 to 2006. This amount is subject to reduction pending selection by Omnipoint of various alternatives offered by the FCC. The FCC intends to re-auction the returned portions of any Entrepreneurs' spectrum in the future, although no timetable has been set. Omnipoint has until 60 days after the March 24, 1998, Reconsideration Order was published in the Federal Register to make its election.

        Omnipoint's New York MTA and other networks operate in the spectrum now partially occupied by private and common carrier fixed microwave users. Many of these microwave incumbents provide services that may interfere with or receive interference from the operation of PCS networks and, as a result, have been relocated by Omnipoint while others still have to be negotiated or relocated. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks. Whenever Omnipoint displaces a microwave incumbent, Omnipoint must pay at least the microwave incumbent's relocation expenses, and may be required to take actions necessary to put the microwave incumbent's new facility into operation. Omnipoint may also be required to reimburse other entities for the relocation by such entities of microwave incumbents that Omnipoint would have displaced. Omnipoint continues to make it a goal to implement a frequency plan that will minimize to the extent possible the number of existing microwave users that need to be relocated.

        PIONEER'S PREFERENCE PROGRAM

        Omnipoint is one of only three recipients of a broadband PCS Pioneer's Preference License. Under the terms of the FCC's Pioneer's Preference program and pursuant to an FCC order, Omnipoint was awarded a preference to apply for a license not subject to competing applications to provide service in the New York MTA. Omnipoint received the New York MTA License consisting of 30 MHz of PCS spectrum (1850 to 1865 MHz and 1930 to 1945 MHz) in December 1994. The final terms of the Pioneer's Preference awards are contained in the General Agreement of Trade and Tarriff ("GATT") legislation. All of the litigation related to the GATT legislation has been dismissed and all appeal rights have expired.

        Pursuant to the terms of the GATT legislation, each of the Pioneers is required to pay for its license a sum equal to 85% of the product of (i) the average per POP price paid in the auctions for the licenses in the top 20 MTAs based on population, not including the three MTAs in which only one 30 MHz license was to be auctioned due to the Pioneers' Preferences (i.e., the average is based on the per POP prices for 40 licenses), times (ii) the number of 1990 POPs in each of the Pioneer's MTAs. Based on the final round of the A and B Block auctions, Omnipoint will pay $347.5 million or approximately $12.90 per 1996 POP for the New York MTA License.

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

     CONDITIONS ON LICENSES

     The FCC has placed certain conditions on Omnipoint's New York MTA License. Some of these conditions will also apply to Omnipoint's Entrepreneurs' Band licenses. The conditions include the requirement that Omnipoint construct network facilities that offer coverage to at least one-third of the population in the particular MTA or C Block BTA service area within five years of the grant of the license (the "Five-Year Buildout Requirement"), to at least two-thirds of the population within 10 years and to one-quarter of the population of D, E, and F Block BTA service areas within five years (the "Five-Year Buildout Requirement"), assignment and change of control restrictions. Violations of any of these conditions could result in license revocations, forfeitures or fines.

     In the case of the New York MTA License, the Five-Year Buildout Requirement must be met by December 1999 and the Five-Year Buildout Requirement by December 2004. Omnipoint believes it has already achieved the five year requirements in its NY MTA as well as the Five-Year Buildout Requirements in the Philadelphia, Atlantic City and Wichita BTAs. Licensees that fail to meet their respective coverage requirements may be subject to forfeiture of the license. Omnipoint believes it can meet the tests for its other markets as applicable.

     The Pioneer's Preference PCS licenses contain a provision prohibiting an assignment of the license or a transfer of control of the licensee until the earlier of three years after the license grant (i.e., not before December 1997) or the date on which Omnipoint has provided coverage for one-third of the license area's population. In addition, the Communications Act requires the FCC's prior approval of the assignment or transfer of control of a PCS license. Furthermore, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without prior FCC approval.

     The Entrepreneurs' Band licensees are prohibited from voluntarily assigning or transferring control of their licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established for the Entrepreneurs' Band. Any transfers or assignments during the 10-year initial license term are subject to unjust enrichment penalties including the forfeiture of any bidding credits and the acceleration of any installment payment plans if the assignee or transferee does not qualify for the same benefits. In addition, licensees must maintain their Entrepreneurs' Band eligibility for five years from the date of initial license grant. In that regard, however, increased gross revenues, increased total assets from non-attributable equity investments, debt financing, and revenue from operations, business development or expanded service are not considered by the FCC. In addition, to maintain all of the benefits of its Designated Entity Status, Omnipoint's control group and qualifying investors must retain certain minimum stock ownership and voting stock of Omnipoint and meet certain other criteria. The FCC has announced that it may conduct audits to ensure compliance with all license conditions.

     The New York MTA License contains a condition that requires Omnipoint to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference award was based. The condition expires upon the system providing coverage for one-third of the population of the MTA. The FCC has never specifically defined the phrase "substantial use." In January 1996, Wireless Communications Council ("WCC"), a trade association with only one disclosed member, who is a proponent of IS-95 CDMA technology, filed a petition with the FCC seeking clarification of the phrase. In August 1996, the FCC denied the petition noting that (a) using tests required by federal court, WCC lacked standing, (b) the petition was premature because Omnipoint's compliance with the five-year buildout condition should not be evaluated until December 1999, and
(c) compliance with the condition would involve consideration of several complex factors. Although there can be no assurance as to whether or how the FCC will in the future construe the phrase "substantial use", Omnipoint believes, on the basis of prior FCC pronouncements, that its implementation of the Omnipoint/GSM System to build out the

New York MTA network will satisfy the "substantial use" condition. None of Omnipoint's other licenses (as well as none of the Entrepreneurs' Band licenses) contain a similar condition.

     CITIZENSHIP REQUIREMENTS

     Prior to the implementation of the World Trade Organization ("WTO") in early 1998, no more than 20% of any subsidiary of Omnipoint that holds an FCC license could be owned directly by non-U.S. citizens or their representatives; and the FCC had no discretion to depart from that limit. Foreign ownership of up to 25% was permitted in Omnipoint and its subsidiaries that have a direct or indirect ownership interest in an FCC licensee; however, upon request, the FCC had the discretion to allow a licensee to exceed the 25% benchmark if so doing is in the public interest. On November 25, 1997, the FCC issued a Report and Order implementing the new rules that will take effect after the WTO effective date. In general, the U.S. has allowed companies from all countries that are signatories of the WTO (and are in compliance) to indirectly own up to 100% of U.S. Telecommunications companies. Any such foreign investments are still potentially subject to a review by the FCC, but the presumption is that investments made by WTO members' companies will be approved. Omnipoint has no knowledge of any present foreign ownership in violation of the Communications Act.

     TELECOMMUNICATIONS ACT OF 1996

     The Telecom Act of 1996 (the "Telecom Act") is the first comprehensive legislation changing telecommunications regulation in over 60 years. In general, its goal is to remove the statutory, regulatory and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. The primarily goal of the Telecom Act is to allow LECs, long distance carriers, cable companies, broadcasters and others to compete directly. The Telecom Act attempts to create opportunities for competition within the local loop, while allowing monopoly LECs eventually to enter the long distance market. It requires the BOCs and other incumbent LECs to permit competitors to interconnect with their local loop networks through unbundled network elements, resale and collocation. The passage of the Telecom Act will affect the business of Omnipoint because of the likely creation of more opportunities to compete in both the local exchange and long distance markets for the same or similar types of services that Omnipoint plans to offer as well as the specific treatment of commercial mobile radio service operators such as Omnipoint. However, Omnipoint cannot predict the exact nature and extent of this competition. On August 1, 1996, the FCC adopted rules implementing the interconnection provisions of the Telecom Act that provide for unbundled interconnection at the incumbent LEC's long run incremental costs plus a reasonable share of forward-looking joint and common costs ("total element long run incremental cost") and for resale of incumbent LEC retail services at substantial discounts off of retail rates (with a default range of 17-25%). On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of FCC's interconnection and resale pricing rules pending final determination of the challenges brought against FCC's August 1 interconnection Order. In November 1996, the stay was partially lifted with respect to rules governing interconnection between LEC and wireless carriers. The Court of Appeals in 1997 ruled against the FCC with respect to wireline interconnection issues, but upheld the FCC on wireless interconnection and the FCC is evaluating its options on how to proceed. In addition, the FCC has adopted rules regarding telephone number portability pursuant to which subscribers will be able to migrate their landline and cellular telephone numbers to a PCS carrier, or from a PCS carrier to another service provider. The FCC is also conducting or planning to conduct a number of rulemaking proceedings, including proceedings anticipated to establish rules expected to result in an overhaul of the access charges paid by long-distance carriers to LECs and the funding mechanisms for universal service which may require PCS licensees such as Omnipoint to pay charges to support universal service, as well as "calling party pays" issues.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     As of December 31, 1997, Omnipoint has received 31 U.S. patents on its technology, has 23 U.S. patent applications which have been allowed, and has 47 U.S. and 119 foreign patent applications pending. The issued patents will expire between 2009 and 2015. Omnipoint will continue to file patent applications as engineering developments occur. The policy of Omnipoint is to apply for patents or other appropriate or statutory protection when it develops valuable new or improved technology. Omnipoint believes, however, that the successful development of its technology generally depends more upon the experience, technical know-how and creative ability of its personnel rather than on ownership of patents.

     The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by Omnipoint will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to Omnipoint will not be infringed upon or designed around by others or that others will not obtain patents that Omnipoint would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurances that licenses that might be required for Omnipoint's products would be available on reasonable terms, if at all. To the extent that licenses are unavailable, or are not available on acceptable terms, no assurance can be made that the failure to obtain a license would not adversely impact Omnipoint.

     In addition to seeking patent protection, Omnipoint relies on trade secrets to protect its proprietary rights. Omnipoint attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures. Although Omnipoint intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

     As of March 24, 1998, Omnipoint had a total of 1,423 employees, including 388 in engineering and manufacturing, 327 in sales, marketing and product management and 664 in customer support/care, administration and finance. Omnipoint's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel.
Competition for such personnel is intense and there can be no assurance that Omnipoint can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of Omnipoint's employees is represented by a labor union. Omnipoint has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.    PROPERTIES.

        Beginning April 1, 1997, Omnipoint's principal administrative offices has been located in leased space in Bethesda, Maryland. Its research and development personnel occupy two facilities in Colorado Springs, Colorado. The largest facility is located in approximately 68,512 square feet of leased space. Another facility is located in approximately 54,850 square feet of leased space. The Maryland and Colorado leases are pursuant to agreements which expire in March 2004, August 2000 and September 2000, respectively. Omnipoint also occupies a 20,000 square foot facility in Fort Worth, Texas, which expires March 31, 1999.

        In January 1997, OCI leased a 32,000 square foot facility in Cedar Knolls, New Jersey, on a long-term basis. In November 1995, Omnipoint acquired a building with approximately 24,000 square feet in Wayne, New Jersey to house OCI's network control center. In August 1996, OCI leased approximately 24,000 square feet in Bethlehem, Pennsylvania to house its customer care/administrative support center, and also leased approximately 24,000 square feet for additional administrative purposes.

        In addition, to build out its network, Omnipoint has rented a number of switching facilities as well as base station sites in various locations.

ITEM 3.    LEGAL PROCEEDINGS.

        Omnipoint is not currently aware of any pending or threatened litigation that could have a material adverse effect on Omnipoint's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                    PART II

Item 5   Market for the Company's Common Equity and Related Stockholder
         Matters.

     The Common Stock of Omnipoint is traded on the Nasdaq National Market under the symbol "OMPT." The following table sets forth, for the periods indicated, the range of high and low sales price for the Common Stock as reported on the Nasdaq National Market.

Fiscal 1997                       High       Low
                               ---------   -------
First Quarter                     27-7/8         9
Second Quarter                    16-7/8     6-7/8
Third Quarter                   23-15/16        14
Fourth Quarter                        25    17-7/8

     On March 24, 1998, the last reported sale price of the Common Stock was $28-13/16 per share. As of March 24, 1998, the Company had approximately 780 shareholders.

     The Company has never paid or declared any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Further, the Company's Note and Warrant Purchase Agreement, dated November 22, 1995 (the "Senior Note Agreement"), prohibits the Company from paying dividends of any kind on the Common Stock while the two five-year term Senior Notes representing a $25.0 million aggregate principal amount debt obligation (the "1995 Senior Notes") are outstanding. The various financing agreements (as defined below) contain a restriction on OCI's, Omnipoint MB Holding's, OPCS Philadelphia Holding's, and Omnipoint Midwest Holding's ability to declare and pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in this Form 10-K. The selected consolidated financial data as of December 31, 1993 and 1994 and for the year ended December 31, 1993 has been derived from audited financial statements of the Company not included in this Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1993      1994       1995        1996         1997
                                                         --------  ---------  ---------  -----------  -----------
                                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Revenues..............................................  $ 1,618   $  3,000   $      -   $      531   $   51,950
 Operating expenses:
  Cost of service revenues and handset sales ..........        -          -  a       -        3,230      108,335
  Research and development.............................    4,593      7,018     14,345       34,975       23,932
  Sales, general and administrative....................    2,974      6,290     12,619       47,140      105,375
  Depreciation and amortization........................      246      1,125     11,038       15,587       52,644
                                                         -------   --------   --------   ----------   ----------
    Total operating expenses...........................    7,813     14,433     38,002      100,932      290,286
                                                         -------   --------   --------   ----------   ----------
 Loss from operations..................................   (6,195)   (11,433)   (38,002)    (100,401)    (238,336)
 Interest income (expense), net........................      (32)    (1,156)       232      (26,529)     (76,083)
 Miscellaneous income..................................        -         65          -            -            -
 Gain on sale of subsidiary stock......................        -      3,194          -            -            -
                                                         -------   --------   --------   ----------   ----------
 Loss before extraordinary item........................   (6,227)    (9,330)   (37,770)    (126,930)    (314,419)
 Extraordinary loss from early extinguishment of debt..        -          -          -            -       (6,591)
                                                         -------   --------   --------   ----------   ----------
 Net loss                                                $(6,227)  $ (9,330)  $(37,770)  $ (126,930)  $ (321,010)
                                                         =======   ========   ========   ==========   ==========

                                                                           YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                            1993       1994       1995         1996         1997
                                                         -------   --------   --------   ----------   ----------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital (deficit).............................  $ 9,055   $  3,095   $ (1,410)  $  246,315   $  (92,165)
 Total assets..........................................   14,465    360,946    474,990    1,419,472    1,779,589
 FCC license obligations...............................             347,518    347,518      709,853      758,590
 Loan payable under financing agreement................        -          -          -      513,766            -
 Other long-term debt..................................               1,688     48,349      477,503      478,086
 Preferred stock.......................................   15,902     15,902     44,127            -            -
 Total stockholders' equity (deficit)..................   (6,031)    (7,416)   (30,548)     133,774     (181,906)

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



        Omnipoint Corporation ("Omnipoint" or the "Company") is a leader in commercializing personal communications services ("PCS"). As of December 31, 1997, Omnipoint marketed wireless communications services to over 16 million people (defined as "POPs") covered by networks primarily in the New York Major Trading Area ("MTA") and Philadelphia area Basic Trading Areas ("BTA") and surrounding BTAs. Omnipoint has licenses to provide such services in areas covering approximately 96.5 million POPs, of which approximately 60% are located in a contiguous region of the northeast U.S. from Maine to Virginia. In addition, Omnipoint has licenses in southeast Florida and the Midwest. The Company plans to continue to install equipment and establish additional mobility and distribution channels in its markets. The Company is currently in the engineering and design phase for the buildout of its major markets that are not providing commercial service. As the principal focus of the Company has been the development of its PCS business, there has been minimal contract and license fee activity. The Company believes that period-to-period revenue comparisons are not necessarily meaningful as an indication of future performance.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Revenues for the year ended December 31, 1997 were $52.0 million, compared to $531,000 for the year ended December 31, 1996. Revenues consisted primarily of service revenue and handset sales associated with the hard launch of commercial service of the New York MTA PCS network in February 1997, and the Philadelphia PCS network in September 1997. This compares to 1996 which included service revenue and handset sales since the November 1996 soft launch of the New York MTA PCS network. The Company's Equipment Division also had revenues of $8.5 million related to license fees and $1.0 million related to engineering services in 1997 compared to no revenue in 1996.

  Cost of service revenues and handset sales for 1997 were $108.3 million compared to $3.2 million in 1996. This increase primarily relates to the nearly full year of operations of the N.Y. PCS network in 1997 versus one month of 1996. Included in such 1997 amount is $8.0 million of inventory write-downs to reflect lower net replacement cost of handset inventory, handset subsidies and other costs for operating the services for launched networks.

   Research and development expenses decreased by 31.7%, or approximately $11.1 million, to $23.9 million for the year ended December 31, 1997, compared to $35.0 million for the year ended December 31, 1996. In 1996, PCS network operations expenses of $27.4 million were included in research and development expenses prior to the launch of commercial service of the New York MTA PCS network. In 1997, the operations expenses of the PCS network of approximately $36.3 million are included in cost of service revenue and handset sales. In 1996, research and development expenses included $4.8 million for project management and other costs associated with the buildout of the IS661 Pilot system. In 1997, the Company's research and development expenses increased approximately $17.0 million associated with continued development of the IS661 PCS Fixed Access System ("PFAS") programs.

  Sales, general and administrative expenses increased by 123.8%, or approximately $58.3 million, to $105.4 million for the year ended December 31, 1997, compared to $47.1 million for the year ended December 31, 1996. Of this increase, $26.4 million was due to payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consists primarily of $15.2 million in marketing, $4.4 million in consulting fees, $5.0 million of rent and utilities, $3.7 million of travel and related expenses and $2.8 million of other professional fees associated with the Company's continued growth and buildout of its PCS networks. The Company expects that such expenses will continue to increase in 1998 as the Company continues to expand its operations.

  Depreciation and amortization increased by 237.2%, or approximately $37.1 million to $52.6 million for the year ended December 31, 1997, compared to $15.6 million for the year ended December 31, 1996. The increase in 1997 was principally due to the commencement of depreciation on the network infractructure equipment placed into commercial service.

  Interest income increased by 21.5%, or approximately $2.3 million, to $13.0 million for the year ended December 31, 1997 compared to $10.7 million for the year ended December 31, 1996.

  Interest expense increased by 139.5%, or approximately $51.9 million, to $89.1 million for the year ended December 31, 1997 compared to $37.2 million for the year ended December 31, 1996. The increase was primarily due to $40.6 million of interest expense incurred in 1997 for the 11 5/8% Senior and Series A Senior Notes due 2006 (the "1996 Senior Notes") and $14.1 million of interest on the Company's PCS licenses, net of amount capitalized and $14.1 million related to the loan payable under financing agreements. The Company capitalized interest of $36.6 million relating to the PCS licenses and $18.0 million relating to construction in progress during 1997.

  On December 29, 1997, the Company entered into a $516.0 million Interim Credit Facility (as defined below) which was used to pay off all amounts outstanding under the NY MTA NT Credit Facility and the Ericsson Credit Facility.
Associated with this extinguishment of debt, the Company wrote off $6.6 million of deferred financing costs associated with the NT and the Ericsson New York Credit Facility, which has been reflected as an extraordinary loss.

  Net loss increased by 152.9 %, or approximately $194.1 million to $321.0 million for the year ended December 31, 1997 compared to $126.9 million for the year ended December 31, 1996. This increase was primarily due to increased operating expenses, related to the Company's expansion of PCS operatons in 1997, as well as an increase of $49.6 million in net interest expense.

    YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    Revenues for 1996 were $531,000, all of which was associated with the soft launch of the New York networks, compared to no revenues in 1995.

    Research and development expenses increased by 143.8%, or approximately $20.6 million, to $35.0 million for the year ended December 31, 1996 compared to $14.3 million for the year ended December 31, 1995. The increase was due primarily to an increase of $2.6 million for project management and other costs associated with the buildout of the IS-661 pilot system and New York MTA PCS 1900 infrastructure, an increase of $1.7 million for equipment leases and rentals, and an increase of $10.3 million in payroll and related taxes, employee benefits and employee recruiting costs associated with the Company's continued growth and its development of its proprietary technology.

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

    Interest expense increased approximately $36.7 million, to $37.2 million for the year ended December 31, 1996 as compared to $0.5 million for the year ended December 31, 1995. The increase was due to $20.2 million of interest expense for the New York MTA Pioneer Preference license, $11.0 million for the 1996 Senior Notes, $4.1 million for the five-year term Senior Notes in an aggregate principal amount of $25.0 million (the "1995 Senior Notes"), and $0.9 million associated with the NT Credit Facility.

    Net loss increased approximately $89.1 million to $126.9 million for the year ended December 31, 1996 compared to $37.8 million for the year ended December 31, 1995. This increase was due primarily to a general increase in operating expenses, as well as an increase of approximately $26.7 million in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Since its formation through December 31, 1997, the Company has financed its operations and met its capital requirements primarily through the IPO, a follow-on public offering, three Preferred Stock offerings, sale of the 1995 Senior Notes, two private placements of the 1996 Senior Notes, vendor financings and the interim credit facility.

    As of December 31, 1997, the Company had negative working capital of approximately $92.2 million including $79.5 million of FCC obligations due within one year. Operating activities used net cash of $19.7 million in 1995, $64.5 million in 1996 and $167.0 million in 1997. The increase resulted primarily from losses incurred with the expansion of its PCS operations. Investing activities used net cash of $44.0 million in 1995, $290.4 million in 1996, and $360.3 million in 1997. The increase in investing activities consists of purchases of network infrastructure assets, payments for D, E and F Block licenses and capitalized interest on the C and F Block licenses and construction in progress, offset by refunds of FCC deposits and proceeds from sales of short term investments. Total financing activities provided net cash of $116.0 million in 1995, $512.2 million in 1996 and $375.9 million in 1997. During 1997, financing activities consisted of proceeds and payments on vendor financings and proceeds from the Interim Credit Facility as compared to 1996 which includes proceeds from the Company's initial public offering and follow-on offering and proceeds from the 1996 Senior Notes.

    On March 31, 1997, the Wireless Telecommunications Bureau of the FCC suspended all C and F Block installment payments. On September 25, 1997, the FCC rescinded the suspension of payments effective March 31, 1998. The FCC provided Licensees the choice to continue making payments under the original FCC License Obligation Notes ("Notes") or elect one of three options by January 15, 1998 (subsequently extended to February 27, 1998 and additionally extended beyond February 27, 1998 until an Order on Reconsideration is issued and published in the Federal Register) as follows: disaggregation, amnesty and prepayment.

    The Company has 60 days from the date the Order on Reconsideration is published in the Federal Register to make its election. Payments on the C and F Block Licenses will resume no earlier than 90 days from the date the Order on Reconsideration is published in the Federal Register. The Company continues to accrue interest on all of its C and F Block licensees. The Company is currently evaluating its options and therefore can not determine the impact of its elections on its financial position, results of operations and cash flows.

    On December 29, 1997, OCI entered into a $516.0 million interim credit facility with DLJ Capital Funding, Inc. ("DLJ") and certain other parties (the "Interim Credit Facility"). The Company immediately borrowed $325.0 million and repaid all amounts outstanding under (i) a $382.5 million credit facility with Northern Telecom dated as of August 7, 1996 ("NT Credit Facility") to finance the purchase of equipment and services from Northern Telecom for the New York MTA market and certain related construction costs, third-party equipment and other expenses and (ii) a $132.0 million credit facility with Ericsson, dated as of August 7, 1996 (the "Ericsson New York Credit Facility"), to finance the purchase of equipment and services from Ericsson for the New York MTA market and certain related construction costs, third-party equipment and other expenses. On February 17, 1998, OCI refinanced the Interim Credit Facility with a $750.0 million credit commitment with DLJ and certain other parties (the "Permanent Credit Facility") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement (the "Agreements"). The $595 million credit facility agreement may be increased under certain circumstances. On February 17, 1998, OCI borrowed $450.0 million (of which $295 million was funded under the credit facility agreement and the entire $155 million was funded under the note purchase agreement), a portion of the proceeds of which was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees by Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a directly held, wholly-owned subsidiary of the Company, and secured by substantially all of their assets. The principal amount of the Agreements are payable in installments beginning June 30, 1998, with a final payment due on February 17, 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements.

  On August 4, 1997, Omnipoint MB Holdings, Inc. ("OMB"), an indirectly-held, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances future purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100.0 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing. The Company at its sole option can repay or prepay in whole or in part interest or principal under the $100 million portion of the loan in cash or with the Company's Common Stock under certain conditions. The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before June 30, 1998, the Company will grant Ericsson a five year exclusive right to supply network equipment for the Boston and Miami markets. As of December 31, 1997, the Company had $128.0 million outstanding under the Ericsson MB Facility.

  Under the terms of the Ericsson MB Facility, OMB is subject to certain financial and operational covenants including restrictions on OMB's ability to pay dividends, restrictions on indebtedness and certain financial maintenance requirements. Additionally, the Ericsson MB Facility provides that, among other events, the failure of OMB to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson MB Facility is collateralized by substantially all of the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB.

  The principal amount of portions of the facility financing equipment purchases from Ericsson, and certain eligible third party provided costs, is repayable in installments beginning 2001, with a final payment due on August 4, 2006. The Company at its sole option can repay the $85.0 million portion of the loan in cash or the Company's Common Stock under certain conditions. Interest on such amount is payable quarterly (of which a portion of the loan proceeds are available to finance such interest payments). The $100 million portion funded at closing, has no required principal amortization, and matures on August 4, 2007. Interest on such portion is payable semi-annually (of which interest may be accreted until August 4, 2003).

  On July 25, 1997, OPCS Philadelphia Holdings, LLC ("OPCS"), an indirectly-held, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson to provide financing to OPCS for up to $120.0 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). As of December 31, 1997, the Company had approximately $60.8 million outstanding under the Ericsson Philadelphia Facility.

  Under the terms of the Ericsson Philadelphia Facility, OPCS is subject to certain financial and operational covenants including restrictions on OPCS's ability to pay dividends, restrictions on indebtedness and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that, among other events, the failure of OPCS to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of OPCS and each of the license and operating subsidiaries for the Philadelphia and Dover markets, including a pledge of all capital stock of each such license and operating subsidiary as well as capital stock of OPCS.

  The principal amount of the Ericsson Philadelphia Facility is payable in twenty installments beginning in the year 2001, with a final payment due on December 31, 2005. Interest on such amount is payable quarterly in arrears with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments).

  On January 30, 1998, Omnipoint Midwest Holdings, LLC ("OMWH"), an indirectly-held, wholly-owed subsidiary of the Company, entered into a credit facility agreement with Northern Telecom, Inc. to provide financing to the Company for up to $400.0 million for the purpose of financing the buildout of networks in certain Midwest markets, including the Detroit and Indianapolis markets as well as certain other designated markets including Atlantic City (the "NT Midwest Facility") The NT Midwest Facility provides that up to $85.0 million is available for any purpose, including a loan to the Company.

  Under the terms of the NT Midwest Facility, OMWH is subject to certain financial and operational covenants, including restrictions on OMWH's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The NT Midwest Facility is collateralized by substantially all the assets of the OMWH and the license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all the capital stock of the Company's subsidiary, OMWH Holdings, LLC.

  A portion of the NT Midwest Facility is available to finance equipment purchases from Northern Telecom and certain eligible third party expenses and is payable in installments beginning in 2002, with a final payment due on December 31, 2006. Interest on such amount is payable quarterly. The $85.0 million portion of the NT Midwest Facility, has no required amortization, and matures on March 31, 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 31, 2004). The Company at its sole option can repay or prepay in whole or in part interest or principal under the $85.0 million portion of the loan in cash or the Company's Common Stock under certain conditions. The NT Midwest Facility was provided in conjunction with the Amendment to the Northern Telecom Supply Agreement, wherein the Company and its affiliates agreed to purchase at least $210.0 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network exclusively from Northern Telecom in the Midwest markets.

  In 1996, the Company, through its subsidiary, OCI, signed a five year agreement with Ericsson to purchase $85.0 million of infrastructure equipment, software and engineering, installation and testing services. The Company subsequently amended the Ericsson Supply agreement to purchase a total of $257.5 million of qualified equipment and services from any of the Company's affiliates. In 1996, the Company also signed an agreement to purchase $250 million of equipment and services through 2001 from Northern Telecom.

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

    On September 17, 1996, the Company was awarded 18 Entrepreneurs' Band BTA C Block licenses for an aggregate price of $509.1 million. The Company made its down payment of 10%, or $51.0 million in two equal installments, on May 14, 1996 and September 24, 1996. The remaining 90% of the license payments, or $458.2 million, will be due in quarterly installments beginning in the year 2003 and continuing until 2006 and will bear interest until paid at 7%. On December 31, 1996, the Company made an initial interest-only payment for the C Block licenses of approximately $9.2 million. The Entrepreneurs' Band BTA licenses are accounted for in accordance with the agreed upon industry practices. Based on the Company's estimate of borrowing costs for debt with terms similar to the U.S. government financing, at the time such licenses were issued, the Company used an 11% discount rate. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers.

    On April 28, 1997 and June 27, 1997 the Company was awarded 109 D, E, and F Block licenses for an aggregate of $181.4 million (net of the 25% small business discount on the F Block Licenses) on April 28, 1997, and June 27, 1997. In January 1997, the Company made an initial down payment of approximately $28.8 million to the FCC. In June 1997, the Company made an additional payment of $33.2 million related to the licenses issued April 28, 1997. On July 14, 1997, the Company made its final payment (excluding debt service for the F Block) of $59.9 million. The remaining $59.4 million for the F Block licenses is payable over the next ten years.

    The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the proceeds from the sale of the 1996 Senior Notes, in combination with the Permanent Facility, the Ericsson MB Facility, the Ericsson Philadelphia Facility, and the NT Midwest Facility will be sufficient to fund operating losses, capital expenditures and working capital necessary for the buildout of the Company's PCS networks through the end of 1998. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC actions, the Company may require additional funding to implement its business strategy. After giving affect to the Midwest and Permanent Facilities, the Company has 958.7 million of available financing.

    The Company's future capital requirements will depend upon many factors, including the successful development of new products, the extent and timing of acceptance of the Company's equipment in the market, requirements to maintain adequate manufacturing facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated revenues, vendor financing and additional strategic partnerships will be adequate to fund its operations and its network buildout through the end of 1998. There can be no assurance, however, that the Company will not require additional financing during such period to fund its operations. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.

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

    The Company's success in the implementation and operation of its networks is subject to certain factors beyond the Company's control. These factors include, without limitation, changes in the general and local economic conditions, availability of equipment, changes in communication service rates charged by others, changes in the supply and demand for PCS and the commercial viability of PCS systems as a result of competition from wireline and wireless operators in the same geographic region, changes in the federal and state regulatory schemes affecting the operation of PCS systems (including the enactment of new statutes and the promulgation of changes in the interpretation or enforcement of existing or new rules and regulations) and changes in technology that have the potential of rendering obsolete the Omnipoint/GSM system as well as other systems planned for deployment. In addition, the extent of the potential demand for PCS in the Company's markets cannot be estimated with any degree of certainty. There can be no assurance that one or more of these factors will not have an adverse effect on the Company's financial conditions and results of operations.

    The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures (the "Year 2000" issue) which can arise in time-sensitive software applications which utilize a field of two digits to define an applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades. The Company is in the process of assessing the impact of the Year 2000 on the Company's operations and is working with the appropriate application vendors and consultants to formulate and implement the most cost-effective approach to the Year 2000 issue. The associated cost requirements to address this issue have not yet been determined and there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        Not applicable.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K."@[B

                                                                           Page Number
                                                                         --------------
(a)  Documents filed as part of the report:

     (1)    Report of Independent Accountants                                  F-2
            Consolidated Balance Sheets at December 31, 1996 and 1997          F-3
            Consolidated Statements of Operations for the years ended
             December 31, 1995, 1996 and 1997                                  F-4
            Consolidated Statements of Stockholders' Equity (Deficit) for the
             years ended December 31, 1995, 1996 and 1997                      F-5
            Consolidated Statements of Cash Flows for the years ended
             December 31, 1995, 1996 and 1997                                  F-6
            Notes to Consolidated Financial Statements                         F-7

     (2)    Financial Statement Schedule                                       S-1

     (3)  Exhibits


Exhibit Number        Description
--------------        -----------
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

10.15@        Promissory Note, dated April 17, 1995, by Bradley E. Sparks.
10.16@        Stock Restriction Agreement, dated April 17, 1995, by and between the
               Registrant and Bradley E. Sparks.
10.17***      Employment Agreement, dated November 3, 1996, by and between the
               Registrant and Kjell S. Andersson.
10.18***      Promissory Note, dated February 24, 1997, by Kjell S. Andersson.
10.19***      Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.
10.20@        Series B Convertible Preferred Stock Purchase Agreement, dated August
               9, 1993, by and among the Registrant and Madison Dearborn Capital
               Partners, L.P.
10.21@        Amendment No. 1 to Series B Convertible Preferred Stock Purchase
               Agreement, dated June 29, 1995, by and between the Registrant and
               Madison Dearborn Capital Partners, L.P.
10.22@        Series C Convertible Preferred Stock Purchase Agreement, dated June 29,
               1995, by and among the Registrant and the other parties named therein.
10.23@        Amended and Restated Registration Rights Agreement, dated June 29,
               1995, by and among the Registrant and the parties named therein.
10.24@        First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.25@        OEM Supply Agreement for Omnipoint PCS (Personal Communication
               Systems) Products, dated September 22, 1994, by and between the
               Registrant and Northern Telecom Inc.
10.26@        Manufacturing License and Escrow Agreement for Personal Communication
               Service Products, dated February 28, 1995, by and between the
               Registrant and Northern Telecom Inc.
10.27@        Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.28@        Reciprocal OEM Agreement Memorandum of Understanding, dated March 30,
               1995, by and between the Registrant and Northern Telecom Inc.
10.29@        Supply Agreement, dated September 22, 1994, by and between Omnipoint
               Communications Inc. and Northern Telecom Inc.
10.30@        Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.31         [Intentionally left blank.]
10.32***+++   Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.33***+++   Loan Agreement, dated August 7, 1996, by and between  Omnipoint
               Communications Inc. and Ericsson Inc., as amended.
10.34@        Memorandum of Understanding, dated April 21, 1995, by and between the
               Registrant and Pacific Bell Mobile Services.
10.35@        Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.36@        Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.37@        Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.38@+       Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
10.39@        Letter Agreement, dated January 24, 1996, by and between the Registrant and Ericsson Inc.
10.40@        Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications, Inc.

10.41@        Contract for Sale of Real Estate, dated August 30, 1995, by and between
               F&R Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
10.42@        Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
10.43**++     Acquisition Agreement for Ericsson CMS 40 Personal Communications
               Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between
               Ericsson Inc. and Omnipoint Communications.
10.44**++     Acquisition Supply and License Agreement for Omnipoint Personal
               Communications Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and the Registrant.
10.45**++     Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal
               Units, dated as of April 16, 1996, by and between Ericsson, Inc. and Omnipoint
               Communications Inc.
10.46**++     Memorandum of Understanding, dated April 2, 1996, by
               and between Orbitel Mobile Communications Inc. and the Registrant
10.47@@       Letter of Intent, dated November 20, 1995, by and between the
               Registrant and Western Wireless Corporation
10.48@@       Letter of Intent, dated February 26, 1996, by and between Omnipoint
               Communications Inc. and American Portable Telecom, Inc.
10.49@@       Letter of Intent, dated March 22, 1996, by and between Omnipoint
               Communications Inc. and American Personal Communications.
10.50@@       Letter of Intent, dated May 13, 1996, by and between the Registrant and
               InterCel, Inc.
10.51@@       License Agreement, dated March 22, 1996, by and between the Registrant and Bender & Company, Inc.
10.52@@       Second License Agreement, dated April 17, 1996, by and between
               Registrant and Bender & Company, Inc.
10.53@@       Lease Agreement, dated March 1, 1996, by and between Omniset
               Corporation and Roots Stone Limited Partnership.
10.54***      Agreement dated as of February 24, 1997 between the Registrant and
               Kjell S. Andersson, amending Employment Agreement dated November 3, 1996.
10.55#!       Loan Agreement by and among Omnipoint MB Holdings, Inc., Ericsson Inc.
               and certain other lenders named therein, dated July 25, 1997.
10.56##!!     Loan Agreement by and among OPCS Philadelphia Holdings, Inc.,
               Ericsson Inc. and certain other lenders named therein, dated July 25, 1997.
10.57##!!     Loan Agreement by and among Omnipoint Midwest Holdings, LLC, Northern
               Telecom Inc. and certain other lenders named therein, dated January 30, 1998.
10.58##!!     Loan Agreement by and among Omnipoint Corporation, Omnipoint
               Communications Inc., DLJ Capital Funding Inc. and certain other lenders named therein, dated February 17, 1998.
10.59##!!     Note Purchase Agreement by and among Omnipoint Corporation, Omnipoint
               Communications Inc., IBJ Schroder Bank & Trust Company and certain other purchasers named therein, dated February 17, 1998.
21.1@         Subsidiaries of the Registrant.
23.1          Consent of Coopers & Lybrand L.L.P.
24.1          Power of Attorney (included in signature pages).
27            Financial Data Schedule.

___________________________
@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
@@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
@@@ Incorporated herein by reference to the Company's Registration Statement on
    Form S-4, No. 333-19895.
* Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

# Incorporated herein by reference to the Company's Current Report on Form 8-K, filed August 28, 1997.
## Incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 26, 1998.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application
    Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.
++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application
    Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.
+++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application
    Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of
    1934, filed March 31,1997.
! Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application
    Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed August 28,1997.
!! Portions of the Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting
    Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 26, 1998.

___________________________

(b)  REPORTS ON FORM 8-K

          None.

(c)  EXHIBITS

          The exhibits required by this Item are listed under Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULE

          The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on the 31th of March, 1998.


                         OMNIPOINT CORPORATION



                         By: /s/ Douglas G. Smith
                            -------------------------------------
                            Douglas G. Smith
                            President and Chief Executive Officer


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


       Signature                    TITLE                     DATE
       ---------                    -----                     ----

/s/ Douglas G. Smith      President, Chief Executive      March 31, 1998
------------------------  Officer, Chairman of the
Douglas G. Smith          Board and Director (Principal
                          Executive Officer)



/s/ George F. Schmitt     Executive Vice President and    March 31, 1998
------------------------  Director; President of
George F. Schmitt         Omnipoint Communications Inc.



/s/ Bradley E. Sparks     Chief Financial Officer         March 31, 1998
------------------------  (Principal Financial and
Bradley E. Sparks         Accounting Officer)



/s/ James J. Ross         Director and Vice Chairman      March 31, 1998
------------------------  of the Board
James J. Ross


/s/ Evelyn Goldfine       Director                        March 31, 1998
------------------------
Evelyn Goldfine


/s/ Richard L. Fields     Director                        March 31, 1998
------------------------
Richard L. Fields


/s/ Paul J. Finnegan      Director                        March 31, 1998
------------------------
Paul J. Finnegan


/s/ James N. Perry, Jr.   Director                        March 31, 1998
------------------------
James N. Perry, Jr.


/s/ Arjun Gupta           Director                        March 31, 1998
------------------------
Arjun Gupta

                             OMNIPOINT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Report of Independent Accountants                                                                                 F-2
Consolidated Balance Sheets at December 31, 1996 and 1997                                                         F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997                        F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997                        F-6
Notes to Consolidated Financial Statements                                                                        F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Omnipoint Corporation:

    We have audited the accompanying consolidated balance sheets of Omnipoint Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnipoint Corporation as of December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 30, 1998

                             OMNIPOINT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                December 31,
                                                                          ------------------------
                                                                              1996        1997
                                                                          -----------  -----------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $  215,029   $   63,581
 Short term investments                                                       46,827       15,009
 Escrow deposit (Note 9)                                                      43,516       51,230
 Accounts receivable, net of allowances of $0 and $5,746 as of
  December 31, 1996 and 1997, respectively                                        47       20,079
 Prepaid expenses and other current assets (Note 4)                            1,748        8,554
 Inventory (Note 5)                                                           37,490       39,962
                                                                          ----------   ----------
     Total current assets                                                    344,657      198,415

Fixed assets, net (Note 6)
 Network infrastructure equipment in-service                                  67,252      263,781
 Construction in progress                                                     89,033      274,575
 Other fixed assets                                                           38,883       93,520
 Accumulated depreciation                                                     (8,317)     (46,886)
                                                                          ----------   ----------
Fixed assets, net                                                            186,851      584,990

FCC Licensing costs, net of accumulated amortization of
 $17,804 and $28,854 as of December 31, 1996 and 1997,
 respectively (Note 10)                                                     752,189       938,533
Investment in joint ventures                                                   --          23,180
FCC deposit (Note 13)                                                         60,000         --
Escrow deposit (Note 9)                                                       48,466         --
Deferred financing costs and other intangible assets, net of accumulated amortization of $2,089 and $2,814 as of
 December 31, 1996 and 1997, respectively                                     27,047       27,534
Other long-term assets                                                           262        6,937
                                                                          ----------   ----------
Total assets                                                              $1,419,472   $1,779,589
                                                                          ==========   ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                              73,878      124,112
Accrued expenses (Note 7)                                                     12,333       26,023
Accrued interest payable (Note 9)                                             12,072       57,791
FCC license obligations (Note 9 and 10)                                         --         79,527
Deferred revenue                                                                --          3,059
Capital lease obligations (Note 14)                                               59           68
                                                                          ----------   ----------
     Total current liabilities                                                98,342      290,580

Loan payable under financing agreements (Note 9)                                --        513,766
Senior notes (Note 9)                                                         18,617       19,797
11 5/8% Senior and Series A Senior Notes due 2006 (Note 9)                   458,886      458,289
FCC license obligations (Note 10)                                            709,853      679,063

Commitments and contingencies (Notes 9 through 14)

Stockholders' equity (deficit) (Notes 8, 9 and 15):
Common stock, par value $.01 per share; authorized 75,000,000 shares, 50,969,300  shares and 52,270,879 shares issued and
 outstanding at December 31, 1996, and 1997, respectively                        510          523
Additional paid-in capital                                                   329,772      334,231
Accumulated deficit                                                         (186,428)    (507,438)
Unearned compensation                                                         (8,883)      (7,136)
Notes receivable (Note 3)                                                     (1,197)      (2,086)
                                                                          ----------   ----------
  Total stockholders' equity (deficit)                                       133,774     (181,906)
                                                                          ----------   ----------
     Total liabilities and stockholders' equity (deficit)                 $1,419,472   $1,779,589
                                                                          ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                      1995        1996        1997
                                                                    ---------  ----------  ----------

Revenues:
Service and handset revenues, net                                   $    ---   $     531   $  42,377
License fees and engineering services (Note 12)                          ---         ---       9,573
                                                                    --------   ---------   ---------
     Total revenues                                                      ---         531      51,950
Operating expenses:
Cost of service revenues and handset sales                               ---       3,230     108,335
Research and development                                              14,345      34,975      23,932
Sales, general and administrative                                     12,619      47,140     105,375
Depreciation and amortization                                         11,038      15,587      52,644
                                                                    --------   ---------   ---------
     Total operating expenses                                         38,002     100,932     290,286
                                                                    --------   ---------   ---------
     Loss from operations                                            (38,002)   (100,401)   (238,336)
                                                                    --------   ---------   ---------
Other income (expense):
Interest income                                                          749      10,697      12,978
Interest expense (Notes 9 and 10)                                       (517)    (37,226)    (89,061)
                                                                    --------   ---------   ---------
     Loss before extraordinary item                                  (37,770)   (126,930)   (314,419)
Extraordinary loss on early extinguishment of debt (Note 9)              ---         ---       6,591
                                                                    --------   ---------   ---------
     Net loss                                                       $(37,770)  $(126,930)  $(321,010)
                                                                    ========   =========   =========
Loss per share before extraordinary item - basic and diluted             ---      $(2.74)  $   (6.10)
Loss per share on extraordinary item - basic and diluted                 ---         ---   $   (0.13)
Net loss per share - basic and diluted                                   ---      $(2.74)  $   (6.23)
                                                                    ========   =========   =========
Weighted average common shares outstanding - basic and diluted           ---      46,253      51,554
                                                                    ========   =========   =========
Pro forma net loss per common share (unaudited) (Note 2)              $(1.16)
                                                                    ========
Pro forma weighted average common shares outstanding
 (unaudited) (Note 2)                                                 32,658
                                                                    ========

Earnings per share data have been restated for all periods presented to reflect the adoption of SFAS 128 as of December 31, 1997.

   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                                               TOTAL
                                                            COMMON STOCK       ADDITIONAL   STOCKHOLDERS'
                                                       ----------------------
                                            PAID-IN                            ACCUMULATED     UNEARNED      NOTES         EQUITY
                                            SHARES       AMOUNT      CAPITAL     DEFICIT     COMPENSATION   RECEIVABLE   (DEFICIT)
                                          -----------  -----------  ---------  -----------  --------------  -----------  ----------
Balance, December 31, 1994                24,428,424          $244  $ 14,334    $ (21,728)        $   (20)     $  (246)  $  (7,416)
                                          ----------          ----  --------    ---------   -------------   ----------   ---------
Issuance of 151,714 shares of Series B
   preferred stock in payment of Series B
   dividend                                      ---           ---    (1,517)         ---             ---          ---      (1,517)
Dividends accrued on Series B and
   Series C preferred  stock                     ---           ---    (1,839)         ---             ---          ---      (1,839)
Issuance of warrants                                                  17,797                                                17,797
Issuance of common stock in exchange
   for services                                8,700           ---        58          ---             ---          ---          58
Exercise of stock options                     83,994             1        91          ---             ---          ---          92
Issuance of options in the form of
   advanced compensation                         ---           ---       112          ---            (112)         ---         ---
Amortization of unearned compensation            ---           ---       ---          ---             109          ---         109
Issuance of restricted stock in
   exchange for employee notes
   receivable                                137,500             2       824          ---             ---         (826)        ---
Issuance of employee note receivable             ---           ---       ---          ---             ---          (87)        (87)
Interest on employee notes receivable            ---           ---       ---          ---             ---          (29)        (29)
Forgiveness of employee notes receivable         ---           ---       ---          ---             ---           54          54
Net loss                                         ---           ---       ---      (37,770)            ---                  (37,770)
                                                                                ---------                                ---------
Balance, December 31, 1995                24,658,618           247    29,860      (59,498)            (23)      (1,134)    (30,548)
                                          ----------          ----  --------    ---------   -------------   ----------   ---------

Dividends accrued on Series B and
   Series C preferred stock                      ---           ---      (273)         ---             ---          ---        (273)
Shares issued in connection with
   initial public offering, net of
   expenses                                8,050,000            80   118,357          ---             ---          ---     118,437
Shares issued at secondary public
   offering, net of expenses               4,500,000            45   110,643          ---             ---          ---     110,688
Conversion of subordinated debt            1,562,500            16    16,234          ---             ---          ---      16,250
Conversion of preferred stock             10,605,591           106    44,597          ---             ---          ---      44,703
Exercise of stock options                    995,592            10       729          ---             ---          ---         739
Exercise of stock warrants                   596,999             6        (3)         ---             ---          ---           3
Issuance of options at below fair
   market value                                  ---           ---     9,628          ---          (9,628)         ---         ---
Amortization of unearned compensation            ---           ---       ---          ---             768          ---         768
Interest on employee notes receivable            ---           ---       ---          ---             ---         (138)       (138)
Forgiveness of employee notes receivable         ---           ---       ---          ---             ---           75          75
Net loss                                         ---           ---       ---     (126,930)            ---          ---    (126,930)
                                                                                ---------                                ---------
Balance, December 31, 1996                50,969,300           510   329,772     (186,428)         (8,883)      (1,197)    133,774
                                          ----------          ----  --------    ---------   -------------   ----------   ---------

Exercise of stock options                    530,970             5     1,035          ---             ---          ---       1,040
Exercise of stock warrants                   613,385             6        (4)         ---             ---          ---           2
Sale of common stock under
   employee stock purchase plan              112,224             1     1,705          ---             ---          ---       1,706
Restricted stock returned upon
   termination                               (15,000)          ---      (150)         ---             ---          150         ---
Issuance of restricted stock in
   exchange for employee note
   receivable                                 60,000             1     1,086          ---             ---       (1,087)        ---
Issuance of options in the form
   of advance compensation                       ---           ---     1,154          ---          (1,154)         ---         ---
Amortization of unearned compensation                                                               2,534                    2,534
Cancellation of unearned compensation            ---           ---      (367)         ---             367          ---         ---
Interest on employee notes receivable            ---           ---       ---          ---             ---         (138)       (138)
Forgiveness of employee notes receivable         ---           ---       ---          ---             ---          186         186
Net loss                                         ---           ---       ---     (321,010)            ---          ---    (321,010)
                                                                                ---------                                ---------
Balance, December 31, 1997                52,270,879          $523  $334,231    $(507,438)        $(7,136)     $(2,086)  $(181,906)
                                          ==========          ====  ========    =========   =============   ==========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             OMNIPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                    1995       1996        1997
                                                                 --------   ---------   ----------
Cash flows used in operating activities:
Net loss                                                         $(37,770)  $(126,930)  $(321,010)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Amortization and depreciation                                     11,038      15,587      52,644
 Allowance for doubtful accounts                                                            5,746
 Inventory write down to replacement cost                                      10,114       8,049
 Compensation expense from stock grants                               109         768       2,534
 Delivery of pilot system equipment funded by the financing
  agreement                                                         1,053         540          --
 Net increase (decrease) in employee notes receivable and
  related accrued interest                                            (62)        (63)         48
 Accrued interest                                                      --      11,684      45,719
 Interest income associated with restricted cash                               (1,401)     (3,683)
 Payment in kind interest on financing agreement                      553                  11,860
 Accrued interest on NY MTA License obligation and
  reversal based on FCC order                                      (1,457)         --          --
 Interest expense associated with warrants                            533          --          --
 Interest expense associated with amortization of discount,
  premium and issuance costs                                           --       4,557      10,135
 Extraordinary loss on early extinguishment of debt                    --          --       6,591
 Issuance of common stock in exchange for services                     58          --          --
Purchase of trading securities                                         --     (12,200)     (2,809)
 Changes in assets and liabilities:
   (Increase) decrease in operating assets:
  Accounts receivable                                                  --          --     (24,515)
  Prepaid expenses, other current assets and other assets               1        (997)    (14,743)
  Inventory                                                        (1,584)    (46,294)    (10,520)
Increase in operating liabilities:
  Accounts payable and accrued expenses                             3,481      80,127      63,923
  Deferred revenue                                                  4,300          --       3,059
                                                                 --------   ---------   ---------
Net cash used in operating activities                             (19,747)    (64,508)   (166,972)
                                                                 --------   ---------   ---------

Cash flows used in investing activities:
 Purchase of fixed assets                                          (3,991)   (170,931)   (320,962)
 Deposit for FCC auctions                                         (40,000)    (60,000)         --
 Purchase of held to maturity investments                              --     (48,627)     (7,901)
 Proceeds from held to maturity investments and
  restricted cash                                                      --      14,000      86,962
 Payments for FCC licenses                                             --     (50,913)   (121,964)
 Capitalized interest on C and F Block Licenses                        --     (11,119)    (36,631)
 Capitalized interest on construction in progress                      --      (2,900)    (17,763)
 Refund of FCC deposit                                                 --      40,000      60,000
 Investment in joint ventures                                          --          --      (2,078)
                                                                 --------   ---------   ---------
Net cash used in investing activities                             (43,991)   (290,490)   (360,337)
                                                                 --------   ---------   ---------

Cash flows from financing activities:
 Proceeds from initial public offering, net of expenses                --     118,437          --
 Preferred Dividends accrued and paid                                  --     (1,536)          --
 Proceeds from secondary public offering, net of expenses              --    110,687           --
 Proceeds from bank credit agreement                               40,000      60,000          --
 Payments on bank credit agreement                                 (3,500)    (96,500)         --
 Proceeds from offering of Senior Notes, net of offering costs         --     187,784          --
 Proceeds from vendor financing agreements                          4,500      43,270     364,259
 Payments on vendor financing agreements                               --     (75,178)   (307,353)
 Proceeds from offering of Series A Senior Notes, net of
  offering costs                                                       --     164,766          --
 Proceeds from interim facility                                        --          --     320,135
 Proceeds from issuance of common stock associated with
  warrants and options                                                 92         742       2,742
 Payments of obligations under capital leases                        (284)       (229)         (5)
 Payment of deferred financing costs                               (1,527)         --      (3,917)
 Payments of short-term debt and notes payable                        (10)         --          --
 Proceeds from convertible subordinated and senior notes           50,000          --          --
 Proceeds from line of credit loan agreement                       10,000          --          --
 Proceeds from issuance of preferred stock, net of issuance
  costs                                                            16,708          --          --
                                                                 --------   ---------   ---------

Net cash provided by financing activities                         115,979     512,243     375,861
                                                                 --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents               52,241     157,245    (151,448)
Cash and cash equivalents at beginning of year                      5,543      57,784     215,029
                                                                 --------   ---------   ---------
Cash and cash equivalents at end of year                         $ 57,784   $ 215,029   $  63,581
                                                                 ========   =========   =========

See Note 18 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      ------------------------------------------

  GENERAL

        Omnipoint was incorporated in Delaware in June 1987, to design, develop, manufacture and market wireless digital communications products and services. From inception in 1987 to 1992, Omnipoint developed several working prototypes for various wireless voice, data and other digital communication transmission projects. Omnipoint's success in developing its proprietary technology for the first digital PCS system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint one of three Pioneer's Preferences in 1993. One Omnipoint system was officially designated as IS-661 by the Joint Technical Committee on Wireless Access. As a result of the Pioneer's Preference, the FCC issued to Omnipoint in December 1994 a 30 MHz "Pioneer's Preference" PCS license to provide PCS services in the New York MTA. From the time of its inception until going public, Omnipoint raised approximately $100 million in private capital.

  In January 1996, Omnipoint completed an initial public offering of common stock which raised gross proceeds of approximately $129 million. In June 1996, Omnipoint completed a secondary offering which raised gross proceeds of an additional $117 million. Between August and November 1996, Omnipoint raised an additional $459 million in gross proceeds in two offerings of high-yield debt.

  In September 1996, the FCC granted Omnipoint 18 Entrepreneurs' Band C Block PCS licenses, which cover approximately 13.4 million POPs, including Philadelphia and Atlantic City. In January, 1997, Omnipoint became the first PCS operator in the U.S. to launch international roaming, and it successfully won 109 licenses in the D, E, and F Block auction. These licenses cover approximately 76.6 million POPs (of which nearly 50 million do not overlap with previously acquired licenses), including Detroit, Washington, D.C., Boston, and Miami, each of which is among the twelve largest markets in the U.S. Omnipoint also won a license for an additional 10 MHz of frequency in New York, making Omnipoint the only 40 MHz license holder in New York.

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated losses attributable to minority interest holders in excess of their respective share of the subsidiary's net equity are not eliminated in consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  NATURE OF OPERATIONS

  As of December 31, 1997, Omnipoint provided wireless communications services for sale to over 16 million people ("POPs") covered by networks in the New York Metropolitan Trading Area ("MTA") and Philadelphia area Basic Trading Areas ("BTAs"). Omnipoint has licenses to provide such services in areas covering approximately 96.5 million POPs, of which 60% are located in a contiguous region of the northeast from Maine to Virginia and in southeast Florida. Some of Omnipoint's other major markets include Miami, Boston, Detroit, and Washington, D.C. The Company plans to continue to install equipment and establish additional mobility and distribution channels in its markets. The Company is currently in the engineering and design phase for the buildout of its major markets that are not providing commercial service.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

  The Company substantially relies upon its relationship with Northern Telecom Inc. ("Northern Telecom") and Ericsson, Inc. ("Ericsson"). The Company has entered into a series of OEM and equipment supply agreements, a collaborative development agreement, and a vendor financing agreement with Northern Telecom and Ericsson. (see Notes 9, 11 and 12). Until the Company commenced operations of its PCS network in November 1996, the Company had limited revenues and was dependent on a limited number of customers for its revenues.

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

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Stock, which is considered a common stock equivalent from the date of its original issuance, was also included pursuant to SAB No. 83 on an as-if converted basis from January 31, 1995 until the date of its original issuance. The Convertible Subordinated Notes were treated as if they were converted on the date of their issuance.

  LOSS PER SHARE

  Net loss per common share is present for both basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the diluted EPS calculation where the effect of their inclusion is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

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

  At December 31, 1997 $15.0 million of trading securities and no held to maturity securities were included in short-term investments. At December 31, 1996, $12.2 million of trading securities and $34.6 million of held to maturity securities were included in short-term investments. The trading securities consists of money market preferred stock. The held to maturity securities consisted of commercial paper and fixed income corporate bonds whose cost approximated fair value at December 31, 1996.

  CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents and investments with financial institutions with high credit grade. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers comprising the Company customer bases. The Company also maintains reserves for potential credit losses and such losses have been within management expectations.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  JOINT VENTURE

  The Company has entered into joint venture relationships with certain parties to jointly operate PCS networks in certain license areas. License costs, license obligations and fixed assets entered into prior to the establishment of the joint venture, along with capital contributions, have been reclassified as investment in joint ventures. There were no significant operations as of December 31, 1997. These investments are being accounted for using the equity method of accounting.

  INVENTORY

  Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists of raw materials and other items used in development of the Company's technology, handsets, accessories and SIM cards for sale to subscribers.

  FIXED ASSETS AND DEPRECIATION

  Fixed assets are recorded at cost. Major renewals and improvements are capitalized; repairs and maintenance are charged to expense. Depreciation is provided by use of the straight-line method over estimated useful lives of three to ten years. Depreciation begins when the fixed asset is placed into service. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Network infrastructure equipment and construction in progress are recorded at cost and includes capitalized interest which is amortized over the life of the asset, once placed in service.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     LICENSING COSTS, DEFERRED FINANCING COSTS AND OTHER INTANGIBLE ASSETS

  Licensing costs represent the license fees of $347.5 million for the New York MTA License granted by the FCC in December 1994. Among other conditions, the New York MTA License requires that the Company construct a 30 MHz system in the New York MTA that offers coverage to at least one-third of the population of the New York MTA within five years of the license grant date and at least two-thirds of the population within 10 years. The New York MTA license also contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference Award was based. The condition expires upon the system providing coverage for one-third of the population of the New York MTA and does not apply to any other of the Company's licenses.

  The New York MTA license expires in December 2004; however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions, and accordingly the New York MTA License is being amortized using the straight-line method over a period of 40 years.

  Licensing costs also include the license fees of the 18 C Block Licenses granted by the FCC on September 17, 1996. The C Block Licenses are accounted for in accordance with the recently agreed upon industry practices. Based on the Company's estimates of borrowing costs for debt similar to that issued by the U.S. government, the Company used an 11% discount rate. Accordingly, the licenses were recorded at a net present value of $411.0 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers over a period of 40 years. The C Block Licenses are subject to buildout requirements substantially equivalent to the New York MTA License buildout requirements. (See discussions of Order on Reconsideration in Note 10)

  On January 14, 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Each D, E and F block license authorizes service on 10 MHz of spectrum in one of 493 Basic Trading Areas (BTAs). Omnipoint PCS Entrepreneurs Two ("OPCSE 2") bid successfully for 109 D, E and F Block Licenses with an aggregate license fee of $181.4 million (net of the 25% small business discount for F block licenses). The FCC granted 93 of the D, E and F block licenses to the Company on April 28, 1997, and the remaining 16 licenses in June 27, 1997. Winning bids amounts of $106.9 million for the 59 D and E license were paid in full. The Company provided deposits on the F Block Licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million. The D, E and F Block license areas require that the Company construct a PCS system in the BTA license areas that offers coverage to at least one-quarter of the population within five years of the license grant date. The D, E and F Block licenses are also accounted for in accordance with the recently agreed upon industry practices. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such license costs will begin with the commencement of service to customers over a period of 40 years.

  Deferred financing costs include amounts paid related to obtaining proceeds under debt, credit facilities and financing agreements. These costs are amortized over the life of the related debt agreement, generally one to ten years.

  Other intangible assets include an asset recorded in connection with shares of the Company's Common Stock issued in exchange for a previously granted option to purchase from the Company shares of common stock of OCI. This asset is being amortized using the straight-line method over a 40 year period. Other intangible assets also includes costs incurred for the rights to certain information and technologies. These costs are being amortized over their estimated useful lives of 5 to 10 years.

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

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  Effective on the closing of the initial public offering, the Company's Board of Directors authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue these shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

  REVENUE RECOGNITION

  Usage and access charges are recorded as revenue based on the amount of communications services rendered as measured principally by subscriber usage and fees after deducting an estimate of certain allowances and discounts. Prepaid revenues are deferred until earned. Revenue from the sale of handsets and related accessories is recognized upon shipment or point-of-sale.

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

  ADVERTISING COSTS

  The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in sales, general and administrative were insignificant in 1995, $3.5 million in 1996 and $19.8 million in 1997.

  INCOME TAXES

  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, including the recognition of future tax benefits, such as net operating loss carry forward to the extent that realization of such benefits are more likely than not.

  RECLASSIFICATIONS

  Certain prior year amounts have been reclassified to conform to current year presentation.

  YEAR 2000

  The Company recognizes that it must ensure that its products, services and operations will not be adversely impacted by year 2000 software failures (the "Year 2000" issue) which can arise in time-sensitive software applications which utilize a field of two digits to define an applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades. The Company is in the process of assessing the impact of the Year 2000 on the Company's operations and is working with the appropriate application vendors and consultants to formulate and implement the most cost-effective approach to the Year 2000 issue. The associated cost requirements to address this issue have not yet been determined and there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

2.    LOSS PER COMMON SHARE
      ---------------------

  The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128") which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations. As the Company is in a loss position both basic and diluted earnings per share are the same amount. In conjunction with the issuance of SFAS 128, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). As a result, certain securities which had previously been classified as and included in common shares outstanding, pursuant to SAB 83, are no longer required to be included as common shares' outstanding. Accordingly, the 1995 pro forma loss per share and the 1996 loss per share have been restated.


                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                1995          1996          1997
                                            ------------  ------------  ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Numerator:
     Loss before extraordinary items           $(37,770)    $(126,930)    $(314,419)

  Denominator:
     Common shares outstanding                   32,658        46,253        51,554

  Basic and diluted EPS                        $  (1.16)    $   (2.74)    $   (6.10)

   Options and warrants to purchase 7,752,089, 7,220,454, and 8,970,811 shares of common stock outstanding during the years ended December 31, 1995, 1996 and 1997 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.


3.    RELATED PARTY TRANSACTIONS:
      --------------------------

  During 1994 and 1995, two employees executed five-year promissory notes payable to the Company in the original principal amount of $250,000 and $75,000, respectively, with interest at the rate of 8.5% per year as consideration for the purchase of common stock. The annual payments due under these notes may be forgiven pursuant to a special bonus provision contained in the employment agreements. In accordance with this provision, $54,250 of the $250,000 note was forgiven during 1995 representing $50,000 principal and $4,250 interest; $58,500 of the $250,000 note and $16,235 of the $75,000 note was forgiven during 1996 representing $65,000 principal and $9,735 interest; $17,658 of the $75,000 note

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


was forgiven during 1997, representing $15,000 principal and $2,658 interest. Pursuant to a provision in the employment agreement and the return of 150,000 shares of common stock, the remaining balance of the $250,000 note representing $150,000 principal and $29,750 interest was forgiven during 1997.

  On September 19, 1995, an employee executed a three-year promissory note payable to the Company in the original principal amount of $87,100, plus interest on the unpaid principal balance from time to time at the rate of 8.5%. The annual payment due under the note may be forgiven pursuant to a special bonus provision contained in an amendment to the employee's employment agreement. In accordance with this provision, the balance of the $87,100 note totaling $98,206 was forgiven representing $87,100 principal and $11,106 of accrued interest was forgiven in 1997.

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

  On February 24, 1997 an employee executed a five-year promissory note payable to the Company in the original principal amount of $1,087,500 plus interest on the unpaid principal balance from time to time at the rate of 6.6% per year as consideration of the purchase of 60,000 shares of restricted common stock. The annual payment due under the note may be forgiven pursuant to a special bonus provision contained in the employment agreements.

  Interest earned under all employee notes was $29,579, $138,314 and $137,429 for the years ended December 31, 1995, 1996 and 1997, respectively.

  During 1996, the Company's Technology division manufactured and delivered the IS-661 pilot system to the Service division. The Company recognized the net difference between deferred revenue and deferred assets as research and development expenses associated with the delivery and installation of the pilot system.


4.    PREPAID EXPENSES AND OTHER ASSETS:
      ----------------------------------

  Prepaid expenses and other assets consist of the following at December 31, 1996 and 1997 (in thousands):

                                DECEMBER 31,
                               --------------
                                1996    1997
                               ------  ------

  Prepaid cell site rent       $  ---  $3,481
  Miscellaneous receivables       673   1,650
  Deposits                        773   1,858
  Other                           302   1,565
                               ------  ------
                               $1,748  $8,554
                               ======  ======

5.    INVENTORY:
      ---------

  Inventory consists of the following for December 31, 1996 and 1997 (in thousands):

                                DECEMBER 31,
                              ----------------
                               1996     1997
                              -------  -------

  Raw materials               $ 1,102  $   810
  GSM Handsets                 33,343   33,254
  Accessories &  SIM Cards      3,045    5,898
                              -------  -------
                              $37,490  $39,962
                              =======  =======

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.    FIXED ASSETS:
      ------------

  Fixed assets, at cost, including equipment under capital leases consist of the following at December 31, 1996 and 1997 (in thousands):

                                              DEPRECIABLE LIFES         DECEMBER 31,
                                              -----------------  ------------------------
                                                                     1996         1997
                                                                 -------------  ---------

  Building and building improvements              3 to 10 years      $  7,751   $ 16,985
  Machinery, office and computer equipment         3 to 5 years        30,680     76,045
  Network infrastructure equipment                      7 years        67,252    263,781
  Vehicles                                              3 years           452        490
                                                                     --------   --------
                                                                      106,135    357,301
  Less:  accumulated depreciation                                      (8,317)   (46,886)
                                                                     --------   --------
                                                                       97,818    310,415
  Construction in progress                                             89,033    274,575
                                                                     --------   --------
                                                                     $186,851   $584,990
                                                                     ========   ========

  Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $1.4 million, $5.9 million, and $39.9 million respectively. Network infrastructure construction in progress consists of equipment that has not been placed into service; accordingly no depreciation has been recorded. Approximately $2.9 million and $18.0 million of capitalized interest has been included in network infrastructure equipment that was previously or continues to be construction in progress at December 31, 1996 and 1997, respectively.


7.    ACCRUED EXPENSES:
      -----------------


  Accrued expenses consist of the following at December 31, 1996 and 1997 (in thousands):

                                     DECEMBER 31,
                                   ----------------
                                    1996     1997
                                   -------  -------

  Salaries and benefits            $ 5,316  $ 3,597
  Bonuses                            1,564    4,488
  Advertising and promotion          2,368    3,031
  Professional fees                  1,288    2,492
  Sales, property and use taxes        470    2,000
  Commitment fees                      ---    2,865
  Coupons                              ---    2,607
  Interconnect charges                 ---    1,838
  Other                              1,327    3,105
                                   -------  -------
                                   $12,333  $26,023
                                   =======  =======


                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK:
      --------------------------------------

  The Company authorized 3,000,000 shares of Redeemable Convertible Preferred Stock in 1991 and an additional 1,000,000 shares in 1993. The Company authorized an additional 1,750,000 shares of convertible stock in 1995. During 1991, the Company sold 666,667 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000. In August 1993, the Company sold 1,500,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") for $15,000,000. During 1995, the Company sold 1,866,338 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") resulting in gross proceeds of $27,995,070, including 666,667 shares issued in satisfaction of a $10,000,000 outstanding balance under a line of credit loan agreement (see Note
9). Issuance costs of the Series C Preferred Stock included a $600,000 brokerage commission, transaction fees of $559,861 to certain investors and $127,276 of other related issuance costs. Upon the closing of the initial public offering on January 31, 1996, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was converted into 1,666,667, 4,273,082 and 4,665,842 shares of common stock, respectively. Additionally, $1,536,218 of accrued dividends on Series B Preferred Stock and Series C Preferred Stock were paid in cash.


9.    NOTES PAYABLE AND FINANCING AGREEMENTS:
      --------------------------------------

  OCI RELATED FINANCING AGREEMENTS

  On July 21, 1995, the Company, through its subsidiary OCI entered into a $382.5 million credit facility with Northern Telecom, as amended and restated on August 7, 1996 ("NT Financing Agreement") to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. A portion of the NT Financing Agreement, which may be used for working capital purposes including interest payments on the amounts outstanding on the NT Financing Agreement, matured June 30, 1997, and was subsequently extended to December 31, 1997. Any amounts repaid can be subsequently borrowed for other purposes allowed under the NT Financing Agreement. The principal amount on the other portions of the NT Financing Agreement are payable in twenty consecutive quarterly installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the unpaid principal balance on all loans is payable quarterly in arrears at varying interest rates at a base rate or LIBOR plus a margin, at OCI's election.

  On August 7, 1996, OCI entered into a financing agreement with Ericsson, Inc. ("Ericsson Credit Facility") to provide financing to the Company for up to $132.0 million for the purposes of financing the purchase of equipment and services for the New York MTA market. A portion of the Ericsson Credit Facility, which may be used for interest payments accruing under such facility and a portion which may be used to purchase handsets, matures on June 30, 1998. The principal amount on other portions of the facility is payable in twenty consecutive quarterly installments beginning in 2000, with the final payment due on December 31, 2004. Interest on the Ericsson Credit Facility is payable quarterly at varying interest rates at a base rate or LIBOR plus a margin, at OCI's election.

  The NT Financing Agreement and the Ericsson Credit Facility, together known as "the Vendor Financing Agreements", were repaid in full on December 29, 1997 with proceeds from the Interim Credit Facility. OCI paid $11.2 million in interest during 1997 on these Vendor Financing Agreements of which $9.1 million was capitalized to construction in progress. On December 29, 1997 OCI entered into a $516.0 million Interim Credit Facility ("Interim Credit Facility"). OCI paid off the outstanding amounts under the Vendor Financing Agreements and wrote-off $6.5 million of origination costs associated with these Vendor Financing Agreements, which has been reflected as an extraordinary item in the financial statements. In connection with the Interim Credit Facility, OCI incurred $8.8 million of origination costs of which $4.9 million was paid at the closing with proceeds from the Interim Credit Facility. On February 17, 1998, the Company replaced the Interim Credit Facility with credit facilities providing for at least $750.0 million of financing commitments. See Note 21.

  OCI, at its election, can prepay the outstanding amounts due under the Interim Credit Facility agreement at any time without penalty or premium. The Interim Credit Facility is collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock of the license company and Omnipoint PCS, Inc. (which represents a 95.58% ownership interest in OCI), as well as all the capital stock of Omnipoint Holdings II, LLC owned by Omnipoint Holdings, Inc. Under the terms of the financing agreements, OCI is subject to certain financial and operational covenants including restrictions on the payment of dividends by OCI, restrictions on additional indebtedness and financial

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


maintenance obligations. Additionally, the financing agreement provides that, among other things, the failure to pay when due amounts owed to the FCC shall constitute an event of default. As of December 31, 1997, OCI had an outstanding balance of $325.0 million.

  OMNIPOINT MB HOLDINGS, LLC VENDOR FINANCING AGREEMENT

  The Company, through its subsidiary, Omnipoint MB Holdings,
  LLC ("OMB") entered into a credit facility agreement, dated as of July 25, 1997, with Ericsson, Inc. and certain other lenders to provide financing of up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100.0 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides availability of up to $202.5 million, of which $100.0 million was funded to OMB at the closing solely at the Company's option. The $100.0 million may be prepaid or repaid in whole or in part by the issuance of the Company's Common Stock under certain conditions. The remaining availability of $150.0 million is subject to the execution and delivery of a guarantee from a certain governmental agency on or before June 30, 1998. If such an additional $150.0 million is made available before June 30, 1998, OMB will grant Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of December 31, 1997, OMB borrowed $128.0 million from this facility, of which $100 million was loaned to the Company.

  The principal amount of $28.0 million of the Ericsson MB Facility is payable in twenty consecutive quarterly installments beginning in 2001, with the final payment due on August 4, 2006. Interest on such amount is payable quarterly in arrears (of which portions of the loan proceeds are available to finance such interest payments). The $100.0 million portion funded at closing, which has no required principal amortization, matures on August 4, 2007. Interest on such portion is payable semi-annually (which interest may be accreted until August 4, 2003). Interest on the Ericsson MB Facility is payable at varying interest rates at a base or LIBOR rate plus a set margin, at the Company's election. Interest expense incurred for the year ended December 31, 1997, was $3.5 million. The Company is not required to make principal payments until 2001.

  Under the terms of the Ericsson MB Facility, the OMB is subject to certain financial and operational covenants, including restrictions on the OMB's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. Additionally, the Ericsson MB Facility provides that, among other events, the failure of any OMB subsidiaries to pay amounts due to the FCC shall constitute an event of default. The Ericsson MB Facility is collateralized by substantially all of the assets of OMB and any of its license and operating subsidiaries, including a pledge of all capital stock of each such license and operating subsidiary, as well as all capital stock of OMB owned by its parent OPCS Two.

  OPCS PHILADELPHIA HOLDINGS FINANCING AGREEMENTS

  The Company through its subsidiary, OPCS Philadelphia Holdings, LLC ("Philadelphia Holdings") entered into a credit facility agreement with Ericsson Inc. to provide financing to Philadelphia Holdings for up to $120.0 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). Under the terms of the Ericsson Philadelphia Facility, Philadelphia Holdings is subject to certain financial and operational covenants, including restrictions on Philadelphia Holdings' ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that among other events, the failure of the Company to pay amounts due to the FCC shall constitute on event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of Philadelphia Holdings and all of its license and operating subsidiaries, including a pledge of all capital stock of each such license and operating subsidiary, as well as all the capital stock of Philadelphia Holdings owned by OPCS, LLC. As of December 31, 1997, Philadelphia Holdings had borrowed approximately $60.8 million under the Ericsson Philadelphia Facility. Interest expense expense incurred for the year ended December 31, 1997 was approximately $887,000.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  The principal amount of the Ericsson Philadelphia Facility is payable in twenty consecutive quarterly installments beginning in the year 2001, with a final payment due on December 31, 2005. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Amounts borrowed and repaid are not available for reborrowing. Interest on the Philadelphia Facility is payable at varying interest rates at a base rate or LIBOR plus a margin, at Philadelphia Holdings' election. Philadelphia Holdings is not required to make principal payments under the Ericsson Philadelphia Facility until 2001.

  CREDIT AGREEMENT

  On November 21, 1995, the Company, through its subsidiary Omnipoint PCS Entrepreneurs, Inc. ("OPCSE"), signed a credit agreement and a term note with a bank in the original principal amount of $40.0 million, of which $36.5 million was outstanding at December 31, 1995. Interest accrued as of December 31, 1995 (at a rate of 6.375%) was $58,172. During 1996, the Company repaid the outstanding balance with the proceeds from the convertible subordinated and senior notes and initial public offering proceeds.

  SENIOR NOTES

  On November 22, 1995, the Company issued to two institutional investors both warrants to purchase an aggregate of 625,000 shares of Common Stock at $.004 per share and two five year term Senior Notes in the aggregate principal amount of $25.0 million. The Company is subject to certain restrictions and requirements regarding the issuance of indebtedness senior or pari passu to the Senior Notes. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. In the event that the employment of a senior officer of the Company is terminated prior to June 30, 1998, the Company must either pay the Senior Notes in full or pay a one time fee in an amount equal to 5% of the then outstanding principal of the Senior Notes. The Company may prepay the Senior Notes at any time. Interest is payable at 6% for the period November 22, 1995 to November 22, 1996, and thereafter is payable at 12% semiannually for the period from November 22, 1996 to November 22, 2000. Interest accrued as of December 31, 1996 and 1997 was $250,000 and $250,000, respectively. Associated with the valuation of the warrants, the Company recorded a debt discount and increase in additional paid-in capital of $8,747,500. The discount is being amortized over the five year life of the notes and resulted in $2.4 million and $1.2 million of amortization included in interest expense at December 31, 1996 and 1997, respectively.

  10% CONVERTIBLE SUBORDINATED NOTES

  On November 29, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $15.0 million, together with warrants to purchase 375,000 shares of Common Stock at an exercise price of $.004 per share. On December 18, 1995, the Company issued Convertible Subordinated Notes in the aggregate amount of $10.0 million, together with warrants to purchase 250,000 shares of Common Stock at an exercise price of $.004 per share. These notes are together known as the "Convertible Subordinated Notes". Interest accrued as of December 31, 1995 at a rate of 10% was $166,982. The Convertible Subordinated Notes were converted upon the closing of the initial public offering into an aggregate of 1,562,500 shares of Common Stock at $16.00 per share. Associated with the valuation of the warrants, the Company recorded a debt discount and an increase in additional paid-in capital of $8,747,500.

  The Company paid $1.0 million for investment banking services rendered in connection with the issuance of the Senior Notes. The unamortized amounts are included in deferred financing costs and other intangible assets.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  11 5/8% SENIOR NOTES DUE 2006

  On August 27, 1996, the Company completed the private placement of $250.0 million of the 11 5/8% Senior Notes. The Company received approximately $241.6 million, net of offering expenses and placed $53.3 million in escrow to pay interest through August 15, 1998. On November 11, 1996, the Company offered to exchange its 11 5/8% Senior Notes due 2006 (the "Senior Notes"), which have been registered under the Securities Act of 1933, as amended, for any and all of its outstanding Senior Notes. By December 10, 1996, all of the outstanding $250.0 million aggregate principal amount of the private placement Senior Notes were tendered to exchange for the Senior Notes. Interest on the Senior Notes will be payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. Interest accrued as of December 31, 1996 and 1997 was $9.9 million and $10.9 million, respectively. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. The Senior Notes will mature on August 15, 2006 and except as set forth below, the Senior Notes will not be redeemable at the option of the Company prior to August 15, 2001. On or after August 15, 2001, the Company may redeem the Senior Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest and liquidated damages as defined in the indenture, if any, to the date of redemption.

             YEAR                          REDEMPTION PRICE
             2001                             105.81%
             2002                             103.88%
             2003                             101.94%
             2004 and thereafter              100.00%

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

  11 5/8% SERIES A SENIOR NOTES DUE 2006

  On December 2, 1996, the Company completed a private placement of $200.0 million of the 11 5/8% Series A Senior Notes. The Company received approximately $202.4 million, net of offering expenses and placed $37.4 million in escrow to pay interest through August 12, 1998. The Company offered the Series A Senior Notes at 11 5/8% of face value resulting in a premium to the Company of $9.0 million. This premium is included in the value of the notes at December 31, 1996 and is being amortized over the life of the notes resulting in $68,749 and $597,548 of amortization offsetting interest expense as of December 31, 1996 and 1997, respectively. On February 19, 1997, the Company offered to exchange its 11 5/8% Series A Senior Notes due 2006, which have been registered under the Securities Act of 1933, as amended, for any and all of its outstanding Series A Senior Notes. By March 19, 1997, all of the outstanding $200.0 million aggregate principal amount of the private placement Series A Senior Notes were tendered to exchange for the Series A Senior Notes. The interest rate on and covenants with respect to the Series A Senior Notes are substantially identical to the interest rate on and covenants with respect to the Senior Notes. The Series A Senior Notes are obligations

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


of the Company evidencing the same indebtedness as the Senior Notes and are governed by the same indenture as the Senior Notes. Interest accrued was $1.9 million and $8.7 million on December 31, 1996 and 1997, respectively.

  CREDIT FACILITY

  In August 1996, the Company, through its subsidiary, Omnipoint PCS Entrepreneurs Two, Inc. ("OPCSE Two"), entered into a credit facility with a bank. The initial funding took place on August 12, 1996, at which time the Company drew down $60.0 million which amount was repaid on August 13, 1996. Interest periods ranged from one to fourteen days, with interest rates set by the bank based on wholesale money market rates available to the bank. The facility was collateralized by all assets of OPCSE Two and a pledge of a capital stock of OPCSE Two owned by a wholly owned subsidiary of the Company. The Company has also guaranteed the payment and performance of OPCSE Two's obligations. The agreement terminated upon the completion of the D, E and F License Auction in January 1997.

  Total interest expense associated with the notes payable, financing agreements and Senior Notes, net of capitalized interest amounts, as of December 31, 1995, 1996 and 1997 was $1.9 million, $17.0 million and $59.6 million, respectively.

  The following is a schedule of future minimum principal payments of the Company's long-term debt including license obligations, based on the original FCC license orders, subject to rescheduling by the FCC, as of December 31, 1997, (Note 9) (in thousands):


         1998                        $   79,527
         1999                           119,578
         2000                           156,818
         2001                            51,524
         2002                            46,440
         Thereafter                   1,400,041
                                     ----------
                                      1,853,928

         Less current portion           (79,527)
                                     __________
         Total Long-Term Debt        $1,774,401
                                     ==========


10.  LICENSING COSTS AND OBLIGATIONS:
     --------------------------------

  The Company has FCC license obligations for the A, C and F Block Licenses that were obtained in the FCC auctions. The Company holds 18 C Block Licenses, 20 D Block Licenses, 39 E Block Licenses and 50 F Block Licenses.

  On March 31, 1997, the Wireless Telecommunications Bureau of the FCC suspended all C and F Block installment payments. On September 25, 1997, the FCC rescinded the suspension of payments effective March 31, 1998. The FCC provided Licensees the choice to continue making payments under its original FCC License Obligation Notes ("Notes") or elect one of three options by January 15, 1998 (subsequently extended to February 27, 1998, and additionally extended beyond February 27, 1998 until an Order on Reconsideration was issued) as follows: disaggregation, amnesty and prepayment.

  Based on an Order of Reconsideration issued on March 24, 1998, the Company has 60 days from the date of publication of the Order on Reconsideration in the Federal Register to make its election. Payments on the C and F Block Licenses will resume no earlier than 90 days from the date of publication in the Federal Register. The Company continues to accrue interest on all of its C and F Block licenses. The Company is currently evaluating its options and therefore can not determine the impact of its elections on its financial statements.

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

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


New York MTA License obligation was awarded, and had recorded as of December 31, 1995 accrued interest on the New York MTA license of $33.5 million.

  On March 8, 1996, the Federal Communications Commission adopted an Order, which specifies the license payment terms, such as the interest rate and timetable for payment of the principal obligations for recipients of the Pioneer's Preference license. The Order provides for the Pioneers to make their payments in installments over five years. Based on this Order, the payments will be interest only for the first two years and the unpaid principal balance and interest will be paid over the remaining three years. The FCC adopted an interest rate of 7.75%. Payments commence 30 days from the Order date or April 8, 1996, and thereafter will be due on the last day of each financial quarter over the next five years. The five-year payment period will run and interest will accrue from the adoption date of March 8, 1996.

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

  C BLOCK LICENSE OBLIGATIONS

  The Company, through its subsidiary (OPCSE) bid successfully for 18 C Block BTA Licenses with an aggregate license fee of $509.1 million (net of the 25% small business discount). These licenses were granted on September 17, 1996 with original terms requiring quarterly interest payments beginning in December 1997 and principal payments from December 2002 to 2006. The payment terms included interest at 7% per annum. OPCSE made a 10% down payment of $50.9 million to the FCC for these licenses.

  According to the original FCC order, the Company would pay interest only until December, 2002 and would pay the remaining principal balance of $458.2 million and remaining interest in quarterly payments during the period 2002 through 2006. This obligation bears interest at 7% per annum. Based on the Parent Company's estimated borrowing costs for obligations with similar terms to the Notes, at the time such licenses were issued, the licenses were recorded at a net present value of $360.4 million. Interest incurred for such licenses was capitalized during the buildout phase and amortization of such licenses will begin with the commencement of commercial service. As of December 31, 1997, $44.0 million of interest had been capitalized to the C Block licensing costs. (See Section discussing Reconsideration Order)

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  F BLOCK LICENSE OBLIGATIONS

  On January 14, 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Each D, E and F block license authorizes service on 10 MHz of spectrum in one of 493 Basic Trading Areas (BTAs). OPCSE 2 bid successfully for 109 D, E and F Block Licenses with an aggregate license fee of $181.4 million (net of the 25% small business discount for F Block licenses only). The FCC granted 93 of the D, E and F block licenses to the Company on April 28, 1997, and the remaining 16 licenses in June 27, 1997. Winning bid amounts for the 59 D and E license were paid in full. The Company provided deposits on the F Block Licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million. For the F Block Licenses, the Company will make interest only payments through 1999. The Company will pay the remaining principal and interest balance of approximately $59.4 million in quarterly payments through September 2007. This obligation will bear interest at 6.25% per annum until paid. Based on the Parent's estimated borrowing costs for obligations with similar terms for the Notes, at the time such licenses were issued, the Company used an 15.53% interest rate for the licenses issued in April and 11.88% for the licenses issued in June. The obligations for F Block licenses are recorded at an aggregate net present value of $39.2 million. Interest incurred for such licenses will be capitalized during the buildout phase and amortization of such licenses will begin with the commencement of commercial service. As of December 31, 1997, $3.7 million of interest has been capitalized to the F block licensing costs.



11.  AGREEMENTS WITH NORTHERN TELECOM:
     --------------------------------

  Northern Telecom and the Company have signed a series of OEM equipment and supply agreements, as well as a vendor financing agreement (see Note 9). The
OEM agreement provides for the terms under which Northern Telecom would make varying payments if it purchases core electronics (primarily radio and digital cards for base stations) and software from the Company. Northern Telecom made an initial $3.0 million license payment in 1994 (part of up to $12.0 million in license and OEM fees to be paid to the Company under certain circumstances) and may make additional royalty payments based on shipments of the Company's products. Northern Telecom would then sell Omnipoint/Northern Telecom integrated systems to PCS operators, including the Company. The Company's purchases from Nortel to build out the New York network were originally financed by Northern Telecom under a financing agreement. The Company has agreed to make certain product upgrades and warranties available to Northern Telecom's customers as necessary. No equipment, hardware or software sales were made to Northern Telecom under OEM Agreement during 1995, 1996 and 1997.

  During 1994, OCI entered into an agreement to purchase $100.0 million of equipment and services (which was subsequently increased to $250.0 million) over the next five years with Northern Telecom. On December 30, 1997, OCI and Northern Telecom entered into an amendment to the supply agreement, increasing its purchase commitment for an incremental $210.0 million of purchase orders by OCI, the Company and/or the Company's affiliates with certain annual thresholds. Under the terms of the agreement, if the conditions of the purchase obligation are met and OCI fails to meet its purchase obligations of equipment and services, it may be subject to a termination charge of 10% of the unmet portion of the commitment, which may be waived under certain conditions.

  MANUFACTURING LICENSE AGREEMENT

  On February 28, 1995, the Company entered into an agreement (the "Manufacturing License Agreement") with Northern Telecom in conjunction with the OEM Supply Agreement, which was subsequently amended on August 4, 1997. Under the terms of the Manufacturing License Agreement, the Company will give Northern Telecom an option to receive the non-exclusive worldwide right to use, modify, manufacture, or have manufactured all of the products supplied by the Company under the OEM Supply Agreement, subject to certain terms and restrictions. This option can be exercised if: 1) there is a breach of the OEM Supply Agreement by the Company, 2) a termination of supply of licensed product under the OEM Supply Agreement by the Company, or 3) mutual agreement to terminate the OEM Supply Agreement by the Company and Northern Telecom. Additionally, if Northern Telecom meets certain purchasing thresholds from the Company, Northern Telecom may also elect to exercise this option. If the option is exercised under this circumstance, Northern Telecom has agreed to pay the

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Company a one-time license fee. In addition, in all cases, certain royalties on the products licensed are to be paid. The Manufacturing License Agreement has an initial five-year term unless terminated earlier in accordance with terms and conditions specified in the agreement. The agreement may extend for additional one-year terms.

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

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  12.  AGREEMENTS WITH ERICSSON, INC.:
       -------------------------------

  On April 16, 1996, Ericsson, Inc. ("Ericsson") and the Company and their respective affiliates entered into definitive agreements governing (i) the purchase by OCI or other Omnipoint affiliates of GSM handsets, (ii) the sale by Ericsson of IS-661 and GSM infrastructure equipment, and (iii) cooperation on marketing, standards and technical activities. Each of these agreements has a term of five years commencing on the date on which it was executed. Additionally, the Company signed a five year agreement, as amended with Ericsson, to purchase a minimum of $85.0 million of infrastructural equipment, software, engineering, installation and testing services.

  Under the terms of the licensing and supply agreements, Ericsson paid license fees of $8.5 million in 1997.

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

  The Company, through its subsidiary, Omnipoint Communications, Inc. ("OCI"), signed a five year agreement with Ericsson, subject to certain conditions, including vendor financing to purchase $85.0 million of infrastructure equipment, software and engineering, installation and testing services. The Company subsequently amended the Ericsson Supply agreement to purchase a total of $257.5 million of qualified equipment and services for it and its affiliates.


13.  FCC DEPOSIT:
     ------------

  In November 1995, the Company, through its subsidiary OPCSE made a $40.0 million deposit with the FCC to participate in the Entrepreneurs' Band C Block auction. The deposit qualified the Company to participate in the Entrepreneurs' Band C Block auction and was used to satisfy a portion of the first payment on commitments for the 18 licenses received in such auction.

 In August 1996, the Company made a $60.0 million deposit with the FCC to
participate in the D, E and F Block   auction.  During 1997 the Company made its
first payment of $28.8 million utilizing the $60.0 million deposit with   the
FCC; the remaining $31.2 million of such deposit was refunded to the Company.


14.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

  COMMITMENTS

  The Company has entered into various leases for its offices, facilities and for equipment used in the development of its products. The leases are typically three to five years in length and payable monthly. The Company has various capital lease commitments of approximately $68,000 payable as of December 31, 1997. Future minimum rentals under these noncancelable operating leases as of December 31, 1996 are as follows (in thousands):

                                  OPERATING LEASES
                                  ----------------
                    1998                   $ 6,793
                    1999                     6,517
                    2000                     6,048
                    2001                     4,294
                    2002                     2,088
                    Thereafter               3,593
                                           -------
                                           $29,333
                                           =======

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  Total rental expense for the years ended December 31, 1995, 1996, and 1997 was approximately $957,000, $3.1 million and $18.4 million, respectively.

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

  On July 1, 1996, the Company, through its subsidiary, OCI, signed a five year agreement with a provider or billing and customer-care services for which the Company will be provided with software products and services to support its billing and customer-service requirements. The Company has committed a minimum amount of $14.1 million in processing fees over the first five years of the agreement, which may be satisfied by the Company and/or its affiliates.

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


15.  STOCK OPTIONS, WARRANTS, AND EMPLOYEE BENEFIT PLANS:
     ---------------------------------------------------

  During 1991, the Company granted a warrant to purchase 915,000 shares of common stock at an exercise price of $.008 per share, a price below market value, exercisable for a period of 10 years in exchange for investment banking services over five years. The Company also issued a warrant to purchase 750,000 shares of Common Stock originally exercisable for a period of five years from the date of issuance. The warrants are exercisable for a price of $1.00 per share for the first 250,000 shares exercised, $1.10 per share for the next 250,000 shares exercised and $1.20 per share for the remaining 250,000 shares exercised. Subsequent to December 31, 1994, the Company and the warrant holder agreed that the warrant holder could loan to the Company an amount equal to the aggregate exercise price of the warrant on or before the original expiration date. In such event the expiration date of the warrant would be extended for an additional five years. The Company issued 229,168 of which 50,000 have a strike price of $0.004 and the remainder have a strike price of $6.00 to the holder of the Credit Loan Agreement. These warrants expire on March 10, 2002. In connection with the Senior Notes and Convertible Subordinated Notes issued during 1995, the Company granted to the holders of the notes warrants to purchase 1,250,000 shares of common stock at an exercise price of $.004 per share, a price below market value, exercisable for a period of five years from the date of issuance. In connection with the warrants, the Company recorded a discount on the notes and an increase to paid-in capital of $17.5 million. During 1996 and 1997, approximately 597,000 and 613,000 warrants respectively were exercised with an exercise price of between $0.004 and $1.00.

  The 1990 stock option plan authorizes the grant of options exercisable for a maximum of 6,250,000 of Common Stock to key employees, consultants, officers and directors of the Company. Options under the plan expire 10 years from

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


the date of the grant for incentive stock options and 10 years plus 30 days for nonstatutory options. Options granted vest rateably over five years.

  The Company issued options to certain employees with exercise prices in excess of fair market value that do not begin to vest until the first or second anniversary of the option grant and then follow the normal five-year vesting schedule.

  The 1996 employee stock purchase plan authorizes the issuance of a maximum of 200,000 shares of common stock through payroll deductions to employees of the Company. Employees of the Company, who are scheduled to work 20 or more hours per week and are employed as of the first day of each offering period, will be eligible to participate in the purchase plan. Except for the initial offering which consisted of a six-month period from July 1, 1996 through December 31, 1996, each offering under the Purchase Plan will be for the 12-month calendar year (the "Offering Period"). Each Offering Period other than the initial Offering Period will consist of two six-month purchase periods commencing on the first business day on or after January 1 or July 1 of each year (each, a "Purchase Period").

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

  The 1997 omnibus stock plan authorizes the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof. The plan provides for the issuance of 2,500,000 shares of Common Stock to key employees, consultants, officers and directors of the Company. Options under the plan expire 10 years from the date of the grant and vest ratably over five years. Payments to satisfy obligations due for stock appreciation rights, restricted or unrestricted stock awards, phantom stock, and performance awards may be made by delivering Common Stock or cash, or any combination of Common Stock and cash, as determined by the plan Administrator.

 The Company has three stock-based compensation plans, which are described above. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans other than options issued under fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and earnings per share for the years ended December 31, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:


                            1996                   1997
                    ---------------------  ---------------------
                     Net Loss               NET LOSS
                    ----------  LOSS PER   ----------  LOSS PER
                    (IN 000S)     SHARE    (IN 000S)     SHARE
                                ---------              ---------
     As Reported    $(126,930)    $(2.74)  $(321,010)    $(6.23)
     Pro forma      $(128,585)    $(2.77)  $(328,005)    $(6.36)

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ending 1996 and 1997, respectively: an expected life of

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.75 and 6.0 years, expected volatility of 49.55% and 50.0%, respectively, a dividend yield of 0% and a risk-free interest rate of 6.3% and 6.1%.

  The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net loss and net loss per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995. The fair value of the employee stock purchase plan periods during 1996 and 1997 is estimated on the date of purchase using the Black-Scholes Option pricing model utilizing the following weighted average assumptions an expected life of six months, expected volatility of 49.55% a dividend yield of 0% and a risk-free interest rate of 5.4%. The amount of compensation expense, net of income taxes related to the employee stock purchase plan included in the pro forma net loss and earnings per detail above, is approximately $228,000, and $585,000 for 1996 and 1997, respectively.

  A summary of the status of the Company's stock option plans as of December 31, 1995, 1996 and 1997 and changes during the years ending on those dates is presented in the following chart:

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                              1995                               1996                                 1997
                             ------------------------------------  -----------------------------------  ----------------------------
                                                      WTD AVG.                           WTD AVG.                           WTD AVG.
                                                       PRICE                              PRICE                              PRICE
                                    Shares           PER SHARE         SHARES           PER SHARE            SHARES        PER SHARE
                             --------------------  --------------  ---------------  ------------------  -----------------  ---------

Options outstanding at
 beginning of
 year January 1,                       3,243,476       $     1.61       4,598,408           $     4.63         4,676,299      $ 8.84
Granted
 At fair value                           813,332             5.12         721,322                27.96           403,226       18.43
 At greater than fair value              633,510            19.08            --                   --           3,454,513       23.58
 At less than fair value                   5,044             4.81         384,745                 2.79           121,447        3.18
Exercised                                (83,994)            0.96        (995,592)                0.74          (530,970)       1.94
Canceled                                 (12,960)            9.95         (32,584)               15.22        (1,084,474)      16.38
                                      ----------       ----------      ----------           ----------        ----------      ------

Options outstanding at
 December 31,                          4,598,408       $     4.63       4,676,299           $     8.84         7,040,041      $14.75
                                      ==========       ==========      ==========           ==========        ==========      ======

Options exercisable at
 December 31,                          2,813,624       $     0.69       2,124,625           $    17.14         2,099,136      $ 3.54
                                      ==========       ==========      ==========           ==========        ==========      ======
Options available for
 future grant at
 December  31,                         1,651,592                        1,573,701            1,178,855
                                      ==========                       ==========           ==========
Weighted average fair
 value of options granted
 during the year                      $       17                       $    17.14           $    11.21
                                      ==========                       ==========           ==========


  The following table summarizes information about stock options outstanding at December 31, 1997:


                             Options Outstanding                                         Options
                             -------------------                                       Exercisable
                                                                                    ------------------
                                                   Weight-Average
                                                     Remaining
      Range of                     Number           Contractual    Weight-Average         Number        Weighted-Average
      Exercise Prices            Outstanding            Life       Exercise Price      Exercisable       Exercise Price
---------------------------  -------------------   --------------  --------------   ------------------  ----------------
          $0.004 - $6.00        2,686,566               5.31           $ 2.51           1,853,099            $ 1.76
          $7.19  - $24.00       2,017,931               8.90            17.34             245,827             16.98
          $24.44 - $50.00       2,335,544               9.87            26.59                 210             29.00
---------------------------  -------------------   --------------  --------------   -----------------   ---------------
          $0.004 - $50.00       7,040,041               7.85           $14.75           2,099,136            $ 3.54
===========================  ===================   ==============  ==============   =================   ===============


   On May 29, 1997, the Board of Directors approved a Stock Option Exchange offering for employees granted stock options between January 26, 1996 and May 28, 1997. Exchanged options were granted as incentive stock options at the price of $16.00 or fair market value on the date of exchange. Non-qualified options were issued to employees who exchanged options at a price of $16.00 when the fair market value of the stock exceeded $16.00 The Company exchanged 812,298 options on May 29, 1997 at prices between $16.00 and $16.63.

  EMPLOYEE BENEFIT PLANS

  The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code covering substantially all of its employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. The Company may, upon resolution by the Board of Directors, make discretionary contributions to the plan. No discretionary contributions had been made as of December 31, 1997.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  Beginning on January 1, 1998, the Company will match employee contributions up to a certain limit. The member contribution may be made in shares of the company's stock or, if determined by the Company, in cash. Participants vest in the Company's matching contribution based on years of service as defined by the plan.

16.  INCOME TAXES:
     ------------

   At December 31, 1997, the Company had net operating loss carry forwards of approximately $545.7 million to be used to offset future taxable income; these carry forwards expire during the years through 2017. Approximately $32.2 million of these net operating losses were related to stock option exercises, the tax benefit of which, when ultimately realized, would be reflected as component of equity. Under the Tax Reform Act of 1986, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

   Deferred tax assets and liabilities are comprised of the following (in thousands):


                                              DECEMBER 31,
                                          --------------------
                                            1996       1997
                                          ---------  ---------
  Deferred tax assets:
     Inventory                            $  4,134   $ 26,867
     Compensation related                 $  1,180      1,292
     Deferred revenue                                       -
     Start up costs                       $  1,130      4,931
     Reserves                             $  1,008      2,550
     Other                                                  -
     Net operating loss carry forwards      81,100    218,299
     Valuation allowance                   (74,419)  (216,659)

  Deferred tax liabilities:
     FCC license                           (12,181)   (19,639)
     Fixed assets                           (1,952)   (17,641)
                                          --------   --------

  Net deferred tax assets                 $      -   $      -
                                          ========   ========

  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

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

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                               DECEMBER 31, 1996     DECEMBER 31, 1997
                                             --------------------  --------------------
                                             CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                              AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                             --------  ----------  --------  ----------
                                                           (IN THOUSANDS)
  Loans payable under financing agreement    $      -    $      -  $513,766    $513,766
  Senior Notes                                 18,617      25,930    19,797      26,216
  11 5/8% Senior Notes, due 2006              250,000     261,960   250,000     266,421
  11 5/8% Series A Senior Notes due 2006      208,886     209,568   208,289     213,137
  C and F Block License Obligations           362,335     371,137   411,072     486,647
  New York MTA License Obligation             347,518     347,518   347,518     347,518

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  CASH AND CASH EQUIVALENTS, PREPAID EXPENSES AND OTHER ASSETS, ACCOUNTS PAYABLE , ACCRUED EXPENSES, AND SHORT-TERM DEBT

  The carrying amounts of these items are a reasonable estimate of their fair value.

  LOANS PAYABLE UNDER FINANCING AGREEMENTS

  The carrying amounts of these obligations approximate fair value. The obligation's interest rates are periodically adjusted to current market rates.

  SENIOR NOTES

  The fair value of the Corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues.

  NEW YORK MTA LICENSE OBLIGATION

  The fair value of this obligation on the prevailing terms the United States Government offers other Pioneer Preference license holders. The terms and conditions for this obligation are set by the Federal Communications Commission based on authority granted by the Congress of the United States of America.

  C & F BLOCK LICENSE OBLIGATIONS

  The fair value of these obligations are based on the Company's estimate of borrowing costs for debt similar to that issued by the U.S. government, without consideration of any charges that may result upon full implementation of the Entrepreneurs' Band Reconsideration Order.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts (other than the Entrepreneurs' Band Reconsideration Order), such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


18.  SUPPLEMENTAL CASH FLOW INFORMATION:
     ----------------------------------

                                                              1995      1996      1997
                                                             -------  --------  --------
  Cash paid for interest                                     $   501  $ 23,125  $ 74,385
  Cash paid for taxes                                             32         -         -
  Non cash investing and financing activities:
     Liability incurred for acquisition of the license             -   360,442    39,234
     Capital lease obligations incurred and notes payable
      issued in exchange for fixed assets                         88         -         -
     Common stock issued upon conversion of subordinated
      note                                                         -    16,250         -
     Common stock issued in exchange for employee notes
      notes receivable                                           825         -         -
     Issuance of Series B preferred stock in payment of
      Series B dividend                                        1,517       576         -
     Issuance of Series C preferred stock in exchange for
      amounts due under line of credit                        10,000         -         -
     Dividends accrued on Series B and Series C preferred
      stock                                                    1,839         -         -
     Proceeds from financing agreement used to pay
      origination fee                                          7,500       150     4,875
     Common stock issued in exchange for services                 59         -         -
     Fixed assets and capitalized interest funded by
      financing agreement                                     13,312         -   131,860
     Advance payment of pilot system equipment financed
      through financing agreement                              4,840         -         -
     Pilot system equipment funded by financing agreement      1,053     1,321         -
     Issuance of options at below fair market value              112     9,628         -
     Conversion of preferred stock in connection with the
      initial public offering                                      -    44,703         -

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


19.    INDUSTRY SEGMENT INFORMATION:
       ----------------------------

                                                                        1997
                                                                   --------------
                                  PARENT COMPANY
                                       AND
                                     EQUIPMENT        SERVICE
                                     DIVISION         DIVISION          TOTAL
                                  --------------  ---------------  --------------
                                                                   (IN THOUSANDS)
Revenues                                $  9,573       $   42,377      $   51,950
Loss from operations*                    (44,446)        (193,890)       (238,336)
Identifiable assets                      179,575        1,600,014       1,779,589
Depreciation and amortization              4,678           47,966          52,644
Capital expenditures                       3,651          434,415         438,066
Interest income (expense), net           (44,429)         (31,654)        (76,083)

                                                                        1996
                                                                   --------------
                                  PARENT COMPANY
                                       AND
                                     EQUIPMENT        SERVICE
                                     DIVISION         DIVISION          TOTAL
                                  --------------  ---------------  --------------
                                                                   (IN THOUSANDS)
Revenues                                $              $      531      $      531
Loss from operations*                    (37,874)         (62,527)       (100,401)
Identifiable assets                      342,497        1,076,975       1,419,472
Depreciation and amortization              3,001           12,586          15,587
Capital expenditures                       7,128          166,703         173,831
Interest income (expense), net               340          (26,869)        (26,529)

                                                                        1995
                                                                   --------------
                                   PARENT COMPANY
                                        AND
                                     EQUIPMENT         SERVICE
                                     DIVISION          DIVISION          TOTAL
                                  ---------------  ---------------  --------------
                                                                    (IN THOUSANDS)
Revenues                                 $              $               $
Loss from operations*                     (23,664)         (14,338)        (38,002)
Identifiable assets                       108,684          366,306         474,990
Depreciation and amortization               1,900            9,138          11,038
Capital expenditures                        2,459           14,844          17,303
Interest income (expense), net                 57              175             232

* The Service Division loss from operations is presented prior to the full allocation of the Parent Company's operating expenses.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
       --------------------------------------------

  The following table provides quarterly data for the fiscal years ended December 31, 1997 and 1996


                                                       1997
                                                   ------------
                               MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                         $  7,587      $  6,863       $ 13,829     $  23,671
Operating expenses:
 Cost of service revenue
  and handset sales                13,204        18,606         29,838        46,687
 Research and development           7,707         5,237          5,983         6,078
 Sales, general, and
  administrative                   14,686        23,799         26,944        38,873
 Depreciation and
  amortization                     10,419        12,650         12,245        17,330
                                 --------      --------       --------     ---------
   Total operating expenses        46,016        60,292         75,010       108,968
  Loss from operations            (38,429)      (53,429)       (61,181)      (85,297)
Other income (expense):
 Interest income                    4,661         3,993          2,157         2,167
 Interest expense                 (18,595)      (18,870)       (22,137)      (29,459)
                                 --------      --------       --------     ---------
  Loss before
   extraordinary item            $(52,363)     $(68,306)      $(81,161)    $(112,589)
Extraordinary item                      -             -              -         6,591
                                 --------      --------       --------     ---------
  Net loss                       $(52,363)     $(68,306)      $(81,161)    $(119,180)
                                 ========      ========       ========     =========
  Basic and diluted loss
   per share before
   extraordinary item            $  (1.02)     $  (1.33)      $  (1.57)    $   (2.17)
  Extraordinary item             $  (0.13)            -              -             -
  Basic and diluted loss
   per share                     $  (1.02)     $  (1.33)      $  (1.57)    $   (2.30)
                                 ========      ========       ========     =========
  Weighted average number
   of common shares
   outstanding                     51,278        51,457         51,587        51,932

                                                       1996
                                                   ------------
                               MARCH 31       JUNE 30      SEPTEMBER 30      DECEMBER 31

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                         $             $              $            $     531
Operating expenses:
 Cost of service revenue and
  handset sales                                                                3,230
 Research and development           4,759         8,659          8,251        16,536
 Sales, general, and
  administrative                    5,172         4,867         11,418        22,453
 Depreciation and
  amortization                      3,501         3,094          2,779         6,213
                                 --------      --------       --------     ---------
   Total operating expenses        13,432        16,620         22,448        48,432
  Loss from operations            (13,432)      (16,620)       (22,448)      (47,901)
Other income (expense):
 Interest income                    1,398         1,313          3,119         4,867
 Interest expense                  (3,869)       (6,203)        (8,522)      (18,632)
                                 --------      --------       --------     ---------
  Loss                           $(15,903)     $(21,510)      $(27,851)    $ (61,666)
                                 ========      ========       ========     =========
  Basic and diluted net
   loss per share                $  (0.42)     $  (0.47)      $  (0.55)    $   (1.21)
                                 ========      ========       ========     =========
  Weighted average number
   of common shares
   outstanding                     38,179        45,620         50,278        50,937

Earning per share data have been restated for all periods to reflect the adoption of SFAS 128 as of December 31, 1997.

                             OMNIPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


21.  SUBSEQUENT EVENTS:
     ------------------

  OMNIPOINT MIDWEST FINANCING FACILITY

  On January 30, 1998, the Company, through an indirectly-held, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMH"), entered into a credit facility agreement with Northern Telecom Inc. ("NorTel") to provide financing to OMH for up to $400.0 million for the purpose of financing the buildout of networks in certain Midwest markets, including the Detroit and Indianapolis markets as well as certain other designated markets including Atlantic City ("Midwest Facility"). The Midwest Facility provides that up to $85.0 million is available to OMH for any purpose, including an inter-company loan to the Parent Company. The Company at its sole option can repay the $85.0 million portion of the loan in cash or the Company's Common Stocks under certain conditions.

  Under the terms of the Midwest Facility, OMH is subject to certain financial and operational covenants, including restrictions on OMH's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Midwest Facility is collateralized by substantially all the assets of OMH and its license and operating subsidiaries and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all capital stock of OMH owned by OPCS Two LLC.

  The principal amount of a portion of the Midwest Facility which is available to finance equipment purchases from NorTel and certain eligible third party expenses is payable in installments beginning in 2002, with a final payment due on December 31, 2006. Interest on such amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The $85.0 million portion of the Midwest Facility which has no required amortization, matures on March 31, 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 31, 2004). The Midwest Facility was provided in conjunction with the Amendment to the Northern Telecom Supply Agreement, wherein OMH, together with other affiliates of the Company, agreed to purchase up to $210 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network equipment exclusively from Northern Telecom in the Midwest markets.

  OCI $750 MILLION CREDIT FACILITY

  On February 17, 1998, OCI refinanced its $516.0 million Interim Credit Facility with a $750.0 million credit commitment including a credit facility agreement and a note purchase agreement (the "Agreements") which may be increased under certain circumstances. On February 17, 1998, OCI borrowed $450.0 million, the proceeds of which were used to fully repay and extinguish the outstanding borrowings and accrued interest on the Interim Credit Facility. Under the terms of the Agreements, OCI is subject to certain financial and operational covenants, including restrictions on OCI's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Interim Credit Facility is collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock of the license company and Omnipoint PCS, Inc. (which represents a 95.58% ownership interest in OCI), as well as all the capital stock of Omnipoint Holdings II LLC owned by Omnipoint Holdings, Inc. The principal amount of the Agreements are payable in installments beginning June 30, 1998, with a final payment due on February 17, 2006. Interest on such amount is payable quarterly in arrears.
--------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

  In connection with our audits of the consolidated financial statements of Omnipoint Corporation and its Subsidiaries as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 30, 1998

                                   SCHEDULE I

                             OMNIPOINT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO  DEDUCTIONS  BALANCE AT
                                              BEGINNING     COSTS AND      FROM       END OF
                                              OF PERIOD      EXPENSES    RESERVES     PERIOD
                                              ------------  ----------  ----------  ----------
Period ended December 31, 1995:
  Reserve for doubtful accounts                     -                -           -           -

Period ended December 31, 1996:
  Reserve for doubtful accounts                     -                -           -           -

Period ended December 31, 1997:
  Reserve for doubtful accounts                 $   0         $  8,059   $  (2,313)   $  5,746

Period ended December 31, 1995:
  Reserve for inventory valuation               $   0         $    669        (280)        389

Period ended December 31, 1996:
  Reserve for inventory valuation                 389           10,814     (10,981)        222

Period ended December 31, 1997:
  Reserve for inventory valuation               $ 222         $  8,147   $  (2,672)   $  5,697

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

10.22@           Series C Convertible Preferred Stock Purchase Agreement, dated June 29,
                 1995, by and among the Registrant and the other parties named therein.
10.23@           Amended and Restated Registration Rights Agreement, dated June 29,
                 1995, by and among the Registrant and the parties named therein.
10.24@           First Amended and Restated Voting Agreement, dated June 29, 1995, by and among the Registrant and the other parties named therein.
10.25@           OEM Supply Agreement for Omnipoint PCS (Personal Communication
                 Systems) Products, dated September 22, 1994, by and between the
                 Registrant and Northern Telecom Inc.
10.26@           Manufacturing License and Escrow Agreement for Personal Communication
                 Service Products, dated February 28, 1995, by and between the
                 Registrant and Northern Telecom Inc.
10.27@           Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.28@           Reciprocal OEM Agreement Memorandum of Understanding, dated March 30,
                 1995, by and between the Registrant and Northern Telecom Inc.
10.29@           Supply Agreement, dated September 22, 1994, by and between Omnipoint
                 Communications Inc. and Northern Telecom Inc.
10.30@           Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.31            [Intentionally left blank.]
10.32***+++      Amended and Restated Loan Agreement, dated August 7, 1996, by and between Omnipoint Communications Inc. and Northern Telecom Inc.
10.33***+++      Loan Agreement, dated August 7, 1996, by and between  Omnipoint
                 Communications Inc. and Ericsson Inc., as amended.
10.34@           Memorandum of Understanding, dated April 21, 1995, by and between the
                 Registrant and Pacific Bell Mobile Services.
10.35@           Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.36@           Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.37@           Senior Note Due 2000 issued by the Registrant on November 22, 1995 to the holder identified therein.
10.38@+          Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.
10.39@           Letter Agreement, dated January 24, 1996, by and between the Registrant and Ericsson Inc.
10.40@           Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications, Inc.
10.41@           Contract for Sale of Real Estate, dated August 30, 1995, by and between
                 F&R Bari Realty, Ltd., Inc. and Omnipoint Communications Inc.
10.42@           Lease Agreement, dated October 15, 1995, by and between the Registrant and Baetis Properties, Inc.
10.43**++        Acquisition Agreement for Ericsson CMS 40 Personal Communications
                 Systems (PCS) Infrastructure Equipment, dated as of April 16, 1996, by and between Ericsson Inc. and Omnipoint Communications.
10.44**++        Acquisition Supply and License Agreement for Omnipoint Personal
                 Communications Systems (PCS) Infrastructure Equipment, dated as of
                 April 16, 1996, by and between Ericsson Inc. and the Registrant.
10.45**++        Agreement for Purchase and Sale of Ericsson Inc. Masko Terminal
                 Units, dated as of April 16, 1996, by and between Ericsson, Inc.
                 and Omnipoint Communications Inc.
10.46**++        Memorandum of Understanding, dated April 2, 1996, by and between
                 Orbitel Mobile Communications Inc. and the Registrant

10.47@@          Letter of Intent, dated November 20, 1995, by and between the
                 Registrant and Western Wireless Corporation
10.48@@          Letter of Intent, dated February 26, 1996, by and between Omnipoint
                 Communications Inc. and American Portable Telecom, Inc.
10.49@@          Letter of Intent, dated March 22, 1996, by and between Omnipoint
                 Communications Inc. and American Personal Communications.
10.50@@          Letter of Intent, dated May 13, 1996, by and between the Registrant and
                 InterCel, Inc.
10.51@@          License Agreement, dated March 22, 1996, by and between the Registrant and Bender & Company, Inc.
10.52@@          Second License Agreement, dated April 17, 1996, by and between
                 Registrant and Bender & Company, Inc.
10.53@@          Lease Agreement, dated March 1, 1996, by and between Omniset
                 Corporation and Roots Stone Limited Partnership.
10.54***         Agreement dated as of February 24, 1997 between the Registrant and
                 Kjell S. Andersson, amending Employment Agreement dated November 3,
                 1996.
10.55#!          Loan Agreement by and among Omnipoint MB Holdings, Inc., Ericsson Inc.
                 and certain other lenders named therein, dated July 25, 1997.
10.56##!!        Loan Agreement by and among OPCS Philadelphia Holdings, Inc.,
                 Ericsson Inc. and certain other lenders named therein, dated July 25,
                 1997.
10.57##!!        Loan Agreement by and among Omnipoint Midwest Holdings, LLC, Northern
                 Telecom Inc. and certain other lenders named therein, dated January 30,
                 1998.
10.58##!!        Loan Agreement by and among Omnipoint Corporation, Omnipoint
                 Communications Inc., DLJ Capital Funding Inc. and certain other lenders named therein, dated February 17, 1998.
10.59##!!        Note Purchase Agreement by and among Omnipoint Corporation, Omnipoint
                 Communications Inc., IBJ Schroder Bank & Trust Company and certain other purchasers named therein, dated February 17, 1998.
21.1@            Subsidiaries of the Registrant.
23.1             Consent of Coopers & Lybrand L.L.P.
24.1             Power of Attorney (included in signature pages).
27               Financial Data Schedule.

___________________________
@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
@@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
@@@ Incorporated herein by reference to the Company's Registration Statement on
    Form S-4, No. 333-19895.
* Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended
    December 31, 1995.
** Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
*** Incorporated herein by reference to the Company's Annual Report on
    Form 10-K for the fiscal year ended December 31, 1996.
# Incorporated herein by reference to the Company's Current Report on Form 8-K, filed August 28, 1997.
## Incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 26, 1998.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.
++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.
+++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 31,1997.

! Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed August 28,1997.
!! Portions of the Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 26, 1998.