Form 10-K/A
period 1997-12-31
OMNIPOINT CORP \DE\
filed 1998-04-30
CIK 1002532

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 Form 10-K/A1

                                  (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________


                      Commission File Number:     0-27442

                             OMNIPOINT CORPORATION
            (Exact Name of Registrant as specified in its charter)

                    DELAWARE                    04-2969720
        (State or other jurisdiction of       (IRS employer
         incorporation or organization)     identification No.)

             3 BETHESDA METRO CENTER               20814
               BETHESDA, MARYLAND               (Zip Code)
     (Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (301) 951-2500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange
          Title of Each Class:                 on which Registered:
          --------------------                 --------------------

          COMMON STOCK, PAR VALUE             NASDAQ NATIONAL
          $0.01 PER SHARE                     MARKET


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [_].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 27, 1998 was approximately $736,958,586.

     The number of shares outstanding of the Registrant's Common Stock, as of April 27, 1998 was 52,532,019 shares of Common Stock.

                                    PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Form 10-K for the fiscal year-ended December 31, 1997. The selected consolidated financial data as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is also included in the Form 10-K for the fiscal year-ended December 31, 1997. The selected consolidated financial data as of December 31, 1993 and 1994 and for the year ended December 31, 1993 has been derived from audited financial statements of the Company not included in this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1993      1994       1995        1996         1997
                                                         --------  ---------  ---------  -----------  -----------
                                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
 Revenues..............................................  $ 1,618   $  3,000   $      -   $      531   $   51,950
 Operating expenses:
  Cost of service revenues and handset sales ..........        -          -          -        3,230      108,335
  Research and development.............................    4,593      7,018     14,345       34,975       23,932
  Sales, general and administrative....................    2,974      6,290     12,619       47,140      105,375
  Depreciation and amortization........................      246      1,125     11,038       15,587       52,644
                                                         -------   --------   --------   ----------   ----------
    Total operating expenses...........................    7,813     14,433     38,002      100,932      290,286
                                                         -------   --------   --------   ----------   ----------
 Loss from operations..................................   (6,195)   (11,433)   (38,002)    (100,401)    (238,336)
 Interest income (expense), net........................      (32)    (1,156)       232      (26,529)     (76,083)
 Miscellaneous income..................................        -         65          -            -            -
 Gain on sale of subsidiary stock......................        -      3,194          -            -            -
                                                         -------   --------   --------   ----------   ----------
 Loss before extraordinary item........................   (6,227)    (9,330)   (37,770)    (126,930)    (314,419)
 Extraordinary loss from early extinguishment of debt..        -          -          -            -       (6,591)
                                                         -------   --------   --------   ----------   ----------
 Net loss                                                $(6,227)  $ (9,330)  $(37,770)  $ (126,930)  $ (321,010)
                                                         =======   ========   ========   ==========   ==========

                                                                         YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                           1993      1994       1995        1996         1997
                                                         -------   --------   --------   ----------   ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital (deficit).............................  $ 9,055   $  3,095   $ (1,410)  $  246,315   $  (92,165)
 Total assets..........................................   14,465    360,946    474,990    1,419,472    1,779,589
 FCC license obligations...............................             347,518    347,518      709,853      758,590
 Loan payable under financing agreement................        -          -          -            -      513,766
 Other long-term debt..................................               1,688     48,349      477,503      478,086
 Preferred stock.......................................   15,902     15,902     44,127            -            -
 Total stockholders' equity (deficit)..................   (6,031)    (7,416)   (30,548)     133,774     (181,906)

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the members of the Board of Directors and the executive officers of the Company and includes information regarding the individual's age, principal occupation, other business experience and term of service with the Company. The Board of Directors are elected at each annual meeting. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the members of the Board of Directors or executive officers of the Company.

         NAME                          POSITION
         Douglas G. Smith              Chairman of the Board, President,
                                       Chief Executive Officer
         George F. Schmitt             Executive Vice President, Director
         Evelyn Goldfine               Chief Administrative Officer, Director
         Kjell S. Andersson            Executive Vice President
         Gary D. Cuccio                Chief Operating Officer
         Bradley E. Sparks             Chief Financial Officer
         Harry Plonskier               Vice President-Finance
         Richard L. Fields             Director
         Paul J. Finnegan              Director
         Arjun Gupta                   Director
         James N. Perry, Jr.           Director
         James J. Ross                 Director

     Douglas G. Smith, age 44, founded the Company in June 1987 and has continuously served as Chairman of the Board, President and Chief Executive Officer. From 1985 to 1987, he was one of four professionals in a small venture capital fund focusing on opportunities in the electronic information industry. From 1980 to 1985, he founded and managed the Investment Data Systems Division of Strategic Information (a division of Ziff-Davis Publishing). He received his M.B.A. from the Harvard Business School, an M.A. from Oxford University and his B.A. from Georgetown University.

     George F. Schmitt, age 54, has served as President of Omnipoint Communications Services, LLC, a subsidiary of the Company ("OCS"), since January 1997, when OCS was established, and President of Omnipoint Communications Inc. ("OCI"), also a subsidiary of the Company, Executive Vice President of the Company and Director since October 1, 1995. Prior to joining Omnipoint, from November 1994 to September 1995, Mr. Schmitt was President and Chief Executive Officer of PCS PrimeCo, a personal communications service partnership formed by AirTouch Communications, Inc. ("AirTouch"), Bell Atlantic Corporation, NYNEX Corporation and US West Inc. From November 1993 to November 1994, Mr. Schmitt was Executive Vice President, International Operations of AirTouch. From January 1990 to March 1994 he served as Vice President of Pacific Telesis Group, a predecessor to AirTouch, and was given the responsibility of building and operating the first digital cellular system in the world, the D2 GSM network in Germany in 1990. Prior to January 1990, Mr. Schmitt held various management positions with Pacific Telesis Group and Pacific Bell. Mr. Schmitt is a member of the Board of Directors of Objective Systems Integrators, Inc. Mr. Schmitt received his MSM degree from Stanford and a B.A. from St. Mary's College of California.

     Evelyn Goldfine, age 51, has served as Chief Administrative Officer of the Omnipoint Corporation since 1994. Ms. Goldfine is a private venture investor who joined the Company as Director of Administration in 1990. She is a certified public accountant and holds a B.A. degree from the City University of New York and an accounting degree from Bentley College. Ms. Goldfine has been a Director of the Company since October 1991.

     Kjell S. Andersson, age 55, has served as Executive Vice President of Omnipoint Corporation and President of the Technology Division since February 1997. Prior to joining the Company, he was Executive Vice President and General Manager of Ericsson Radio Systems AB for five years. Before that, he was President and CEO of Ericsson Radio Access AB, which designed, produced, and distributed radio base stations. From 1982 to 1990, Mr. Andersson served in various executive level positions with Ericsson Radar Electronics AB and prior to that, spent nine years in engineering, marketing and general management positions with SATT Electronics AB. Mr. Andersson holds an MSc degree in Electronic Engineering from the Royal Institute of Technology in Stockholm.

     Gary D. Cuccio, age 51, has served as Chief Operating Officer of OCS since September 1996. Prior to joining the Company from May 1995 to September 1996, he was Vice President of International Operations of AirTouch for Asia and Europe. He managed AirTouch's wireless investments for several countries including Spain, Sweden, Italy, Japan and India. From April 1994 to May 1995, Mr. Cuccio was the Chief Operations Officer with Belgacom (Belgium) Mobile. Prior to that, he was Vice President of Sales and Marketing of Pacific Bell. Mr. Cuccio holds a B.A. degree from California State University Los Angeles, and an M.B.A. degree from St. Mary's College.

     Bradley E. Sparks, age 51, became the Chief Financial Officer of Omnipoint Corporation in April 1995. Prior to that time, he was employed with MCI Communications Corporation, an international telecommunications company where from 1993 to 1995, he held the position of Vice President and Controller and, from 1988 to 1993, served as Vice President and Treasurer. Prior to MCI, he worked for Ryder System, Inc. for over twelve years in various financial management positions. Mr. Sparks holds a B.S. degree from the U.S. Military Academy at West Point and a M.S. degree in Management from the Alfred P. Sloan School of Management at MIT. He is a certified public accountant.

     Harry Plonskier, age 45, became Vice President, Finance of Omnipoint Communications Inc. in July 1994, and Vice President, Finance of OCS since January 1997. From 1986 to 1992 Mr. Plonskier served as Chief Financial Officer of Cellular One of New York (the McCaw/LIN cellular system) and prior to that, he served as Controller. Mr. Plonskier holds a B.A. and an M.B.A. from the University of Michigan.

     Richard L. Fields, age 41, has served as a Director of the Company since September 1991. Since February 1994, Mr. Fields has been a Managing Director and Executive Vice President of Allen & Company Incorporated ("Allen"), and prior to such time he was a Vice President of Allen.

     Paul J. Finnegan, age 45, has served as a Director of the Company since August 1993. Since January 1993, Mr. Finnegan has been Vice President of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners, L.P. Previously, he served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Finnegan currently serves as a director of The Skyline Fund.

     Arjun Gupta, age 37, has served as a Director of the Company since August 1995. Mr. Gupta is a partner of TeleSoft Partners, which he founded in January 1997. From August 1994 to December 1996, Mr. Gupta was a Vice President of Chatterjee Management Company. From November 1993 to July 1994, Mr. Gupta was a private consultant. Prior to that, from June 1993 he was with Kleiner Perkins Caufield & Byers and from October 1989 through June 1993, Mr. Gupta was with McKinsey & Company.

     James N. Perry, Jr., age 37, has been a Director of the Company since August 1993. In January 1993, he became Vice President of Madison Dearborn Partners, Inc. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director of Clearnet Communications, Inc.

     James J. Ross, age 59, has been Vice-Chairman of the Board since 1989. Mr. Ross is a private venture investor. Since February 1995, Mr. Ross has been Of Counsel in the law firm of Becker Ross Stone DeStefano & Klein and prior to such time, he was a partner at such firm.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the

Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     SEC rules require the Company to disclose all known delinquent Section 16(a) filings by its officers, directors and 10% stockholders. Based solely on its review of the copies of reports received by it, or written representations from certain reporting persons that no such reports were required for those persons, the Company believes that, for the period beginning January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except that Mr. Andersson did not timely file a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain annual compensation information for the Company's Chief Executive Officer and the other four most highly paid executive officers of the Company whose annual salary exceeded $100,000 as of December 31, 1997 (collectively, the "Named Officers").

                            Summary Compensation Table

                                                                                                   Long-Term Compensation
                                                               Annual Compensation                         Awards
                                             --------------------------------------------------   ------------------------
                                                                                                  Restricted     Options
               Name and                                                          Other Annual       Stock      (in number
          Principal Position                  Year      Salary     Bonus(1)     Compensation(2)     Awards      of shares)
          ------------------                 -------   --------    --------     ---------------   ----------   -----------

Douglas G. Smith..........................     1997    $214,130    $147,615(3)      $32,730            --             --
  President and Chief Executive Officer...     1996     212,500     127,500          27,300            --             --
                                               1995     175,625     100,350          28,928            --             --

George F. Schmitt.........................     1997     223,270     127,500             720            --             --
  Executive Vice President and                 1996     212,500     127,500           7,750            --             --
  President of Omnipoint                       1995      36,458(4)   50,000             --         $     0(5)   1,062,500
  Communications Services, LLC

Kjell S. Andersson........................     1997     188,654(6)   54,000          92,678(7)         --         192,000
  Executive Vice President                     1996         --          --              --             --             --
  and President of                             1995         --          --              --             --             --
  Omnipoint Technology, Inc.

Gary Cuccio...............................     1997     182,885      24,395           7,358(8)         --          95,000
  Chief Operating Officer                      1996      43,750(9)   39,710             --             --             --
  of Omnipoint Communications                  1995         --          --              --             --             --
  Services, LLC

Bradley E. Sparks.........................     1997     170,230(10)  45,104           7,000         16,250            --
  Chief Financial Officer                      1996     154,896      40,000          19,875(11)        --             --
                                               1995     100,938      28,500           5,298              0(12)    100,000

---------------------------
(1) The Company's executive officers are eligible for annual cash bonuses. Such bonuses are generally based upon achievement of corporate and individual performance objectives determined by the Compensation Committee; however, certain bonuses are specified in employment agreements.
(2) Includes amounts reimbursed in connection with a supplemental benefit program and premiums on life insurance.
(3)  Includes bonus earned in 1996 based on performance goals and paid in 1997.
(4) Mr. Schmitt joined the Company in October 1995. His annual salary for fiscal 1995 would have been $175,000 if he were with the Company for the entire year.
(5) Represents 125,000 shares of Common Stock at a value of $6.00 per share on the date of the restricted stock grant, net of $6.00 per share paid by the Named Officer. The aggregate value of such shares at December 31, 1995, based on a fair market value of $14.00 per share, net of consideration, was $1 million.
(6) Mr. Andersson joined the Company in February 1997. His annual salary for fiscal 1997 would have been $225,000 if he were with the Company for the entire year.
(7)  Includes $92,678 reimbursement for moving expenses.
(8)  Includes $6,638 reimbursement for moving expenses.
(9) Mr. Cuccio joined the Company in September 1996. His annual salary for fiscal 1996 would have been $175,000 if he were with the Company for the entire year.
(10) Mr. Sparks received a salary increase in March 1998, which was retroactive to April 1997. Such retroactive amounts are included as though actually paid in 1997.
(11) Includes $16,275 for forgiveness of a loan in accordance with Mr. Sparks' employment agreement. See "Item 11. - Executive Compensation - Employment Agreements."

(12) Represents 12,500 shares of Common Stock at a value of $6.00 per share on the date of the restricted stock grant, net of $6.00 per share paid by the Named Officer. Such shares vest in annual installments over five years, beginning April 1996. The aggregate value of such shares at December 31, 1995, based on a fair market value of $14.00 per share, net of consideration, was $100,000.

  The following table contains further information concerning the stock option grants made to each of the Named Officers during the fiscal year ended December 31, 1997.


                      Option Grants in Last Fiscal Year(1)

                                 Individual Grants
                                 -----------------

                                                                                                  Potential Realizable Value at
                                                                                                     Assumed Annual Rates of
                             Number of             % of Total                                     Stock Price Appreciation for
                             Securities          Options granted    Exercise or                        Option Term ($)(3)
                             Underlying          to Employees in    Base Price    Expiration    ----------------------------------
Name                      Options Granted (1)     Fiscal Year (2)      ($/Sh)        Date           0%          5%         10%
----                      -------------------    ----------------   -----------   ----------    ----------  ----------  ----------
Douglas G. Smith                    --                   --               --             --            --          --          --
George Schmitt                      --                   --               --             --            --          --          --
Kjell S. Andersson               80,000                                $16.00      6/12/2007           --     $628,133  $1,620,275
                                112,000                  7.3%           26.00      6/12/2007           --          --    1,148,385
Gary D. Cuccio                   40,000                                 16.00      5/29/2007           --      223,904     673,094
                                 45,000                                 26.00      9/16/2007           --      487,982   1,350,057
                                 10,000                  3.6%            0.01       7/1/2007      $156,150     242,295     368,329

Bradley E. Sparks                   --                   --               --             --            --          --          --

---------------------

(1) Stock options vest over five years, 20% in the first year and on an annual basis thereafter, provided that such officer remains continuously employed by the Company.
(2) Based on options to purchase 2,674,636 shares granted in fiscal 1997.
(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

  The following table sets forth certain information regarding options to purchase Common Stock held as of December 31, 1997 by each of the Named Officers.

                          Aggregated Option Exercises
             In Last Fiscal Year and Fiscal Year-End Option Values



                                                    Number of Securities Underlying    Value of Unexercised In-the-
                                                     Unexercised Options at Fiscal           Money Options at
                            Shares       Value               Year End 1997               Fiscal Year End 1997 ($) (1)
                           Acquired     Realized    -------------------------------    ------------------------------
Name                      on Exercise     ($)       Exercisable       Unexercisable    Exercisable      Unexercisable
----                      -----------   --------    -----------       -------------    -----------      -------------
Douglas G. Smith                    -          -              -                   -              -                  -
George F. Schmitt              33,330   $425,999        229,170             800,000     $2,806,307         $6,790,625
Kjell S. Andersson                  0          0              0             192,000              0            580,000
Gary D. Cuccio                      0          0          8,000              87,000         58,000            464,000
Bradley E. Sparks                   0          0         53,300              46,700        919,425            805,575

______________

(1) Calculated on the basis of $23.25 per share, the fair market value of the Common Stock at December 31, 1997, less the exercise price payable for such shares, multiplied by the number of shares underlying the option.

Employment Agreements
---------------------

  The Company entered into an employment agreement with Mr. Schmitt effective October 1, 1995, which currently provides for an annual salary of $225,000. Pursuant to the agreement, Mr. Schmitt serves as President of OCI and Executive Vice President of the Company. Mr. Schmitt is eligible for an annual bonus of up to $50,000 or such greater amount as determined by the Compensation Committee. In the event the agreement is terminated without cause by the Company or upon the occurrence of certain events, for a period of up to two years following termination, Mr. Schmitt is entitled to receive severance compensation in the amount of the base salary, bonus compensation and medical benefits for the most recent 12-month period which would otherwise be payable to Mr. Schmitt. Mr. Schmitt's employment agreement also provides for forgiveness of the principal and interest payments due under a note from Mr. Schmitt to the Company for the purchase of 125,000 shares of Common Stock. Mr. Schmitt's shares are subject to a five year repurchase option (a "Five-Year Repurchase Option") by the Company with respect to 60% of his shares that declines by 20% on each October 1 beginning in 1998. Mr. Schmitt's employment agreement provides that during the employment period and for two years thereafter, Mr. Schmitt will not engage in the business of providing wireless personal communication services anywhere in the territory covering the New York MTA or other geographic regions covered by licenses for which Mr. Schmitt has managerial responsibility.

  The Company granted to Mr. Schmitt an option to purchase 437,500 shares at a purchase price of $6.00 per share; an option to purchase 250,000 shares at a purchase price of $16.00 per share; an option to purchase 250,000 shares at a purchase price of $20.00 per share and an option to purchase 125,000 shares at a purchase price of $24.00 per share. All options vest in annual installments over a five year period except the 125,000 share option which vests as to 12,500 shares on the first anniversary of the grant, 25,000 shares on each of the next four anniversaries and 12,500 shares on the sixth anniversary.

  The Company entered into an employment agreement with Mr. Andersson effective November 3, 1996, which currently provides for an annual salary of $225,000 (which shall be increased by a minimum of 5% each year), in addition to certain other benefits. The term of employment under the agreement is five years which commenced on February 2, 1997. Mr. Andersson is eligible for an annual bonus in an amount up to 100% of his salary. In the event the agreement is terminated without cause by the Company or upon the occurrence of certain events, for a period of two years following termination, Mr. Andersson is entitled to receive severance compensation in the amount of the base salary, bonus compensation and medical benefits for the most recent 12-month period which would otherwise be payable to Mr. Andersson. Mr. Andersson's employment agreement also provides for the forgiveness of the principal and interest payments due under a note from Mr. Andersson to the Company for the purchase of 60,000 shares of Common Stock. See "Item 13. -- Certain Relationships and Related Transactions." Mr. Andersson's shares are subject to a Five-Year Repurchase Option by the Company.

  The Company and OCS entered into an employment agreement with Mr. Cuccio effective September 1, 1996, pursuant to which Mr. Cuccio serves as Chief Operating Officer of OCS. The agreement currently provides for an annual salary of $190,000, in addition to certain other benefits. Mr. Cuccio is entitled to participate in all benefit programs that the Company establishes and makes available to its full-time employees, subject to any eligibility requirements, Mr. Cuccio may be terminated at any time by the Company with or without cause. In 1997, Mr. Cuccio was granted an option to purchase 95,000 shares of the Company's Common Stock. In the event Mr. Cuccio's employment agreement is terminated without cause by the Company, the option held by Mr. Cuccio will vest immediately upon such termination.

  On April 17, 1995, Mr. Sparks entered into an employment agreement with the Company, pursuant to which Mr. Sparks serves as Vice President, Finance and Chief Financial Officer of the Company. The agreement currently provides for an annual base salary of $174,000, in addition to certain other benefits. Mr. Sparks participates in the Executive Bonus Plan whereby he is eligible for annual bonus payments in an amount up to 20% of his base salary, at the discretion of the Chief Executive Officer and the Board of Directors. See "Item 11 - Executive Compensation - Executive Bonus Plan." Upon termination of the agreement by the Company without cause, Mr. Sparks is entitled to receive the compensation and benefits which would otherwise be payable to Mr. Sparks for a maximum of six months following such termination. Mr. Sparks' employment agreement provides for annual forgiveness of the principal and interest payments due under a note from Mr. Sparks to the Company for the purchase of 12,500 shares of Common Stock. Mr. Sparks' shares are subject to a Five-Year Repurchase Option. The Company granted Mr. Sparks an option to purchase 100,000 shares at a purchase price of $6.00 per share, vesting over a five year period. Out of the 100,000 options, Mr. Sparks has 80,030 options outstanding as of March 31, 1998.

  Each of Messrs. Andersson's, Schmitt's, Cuccio's, and Sparks' employment agreements provides that the agreement may be terminated by the employee upon 30 days prior written notice, or by the Company upon seven days prior written notice. Additionally, Mr. Andersson's employment agreement contains a general noncompete provision applicable during the employment period and for two years thereafter, which prohibits him from engaging in any business anywhere in the world that provides equipment or services that are being provided by or are under development by OTI at the time he ceases employment with the Company. Mr. Schmitt's agreement provides in addition to the two year non-compete described above, a 180 day general non-compete. Mr. Cuccio's and Sparks' employment agreement contains a one year general noncompete provision, which prohibits the employee from directly or indirectly engaging in the business of the Company, and from soliciting the employees, clients or customers of the Company. Such noncompetition provision is not violated by the employee's ownership of less than 1% of the outstanding stock of a publicly held corporation.


Executive Bonus Plan
--------------------

  Senior managers of the Company are eligible to receive an annual cash bonus award, targeted at an average of 20% of annual base compensation. Each eligible manager is measured against individually established goals and objectives that will determine the award.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

  The Compensation Committee was formed in October 1995, and the members of the committee are Messrs. Perry, Fields and Gupta. None of the members was at any time during the fiscal year ended December 31, 1997, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 31, 1998, by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the Company's directors; (iii) each of the Named Officers; and (iv) all current officers and directors as a group. Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares attributed to them.

                                                                Common Stock
                                                             Beneficially Owned
                                                                    as of
                                                              March 31, 1998(1)
                                                             --------------------
                                                             Number of
Beneficial Owner                                               Shares     Percent
----------------                                             ----------   -------

Avance Capital (2)........................................    7,771,011     14.80%
Madison Dearborn Capital Partners, L.P. (3)...............    6,190,156     11.74
Allen & Company Incorporated (4)..........................    3,835,717      7.13
Ark Asset Management Co., Inc. (5)........................    4,025,000      7.66
Kjell S. Andersson (6)(16)................................      103,400         *
Gary D. Cuccio (7)(16)....................................        9,220         *
Richard Fields (8)........................................    4,276,835      7.92
Paul J. Finnegan (9)......................................    6,190,156     11.74
Evelyn R. Goldfine (10)(16)...............................      336,007         *
Arjun Gupta...............................................            0         *
James N. Perry, Jr. (11)..................................    6,190,156     11.74
James J. Ross (12)........................................    1,714,420      3.21
George F. Schmitt (13)(16)................................      394,578         *
Douglas G. Smith (14)(16).................................   10,146,011     19.32
Bradley Sparks (15)(16)...................................       42,023         *
All officers and directors as a group (12 persons) (17)...   23,254,634     41.99
-------

---------------------
* Less than one percent.

(1) As of March 31, 1998, the Company had outstanding 52,516,273 shares of Common Stock. Amounts include outstanding options or warrants which are exercisable within 60 days of March 31, 1998.
(2) Avance Capital is a sole proprietorship. Mr. Smith has voting and investment power with respect to these shares. Its address is 3 Bethesda Metro Center, Suite 400, Bethesda, MD 20814.
(3) Includes 229,167 shares of Common Stock issuable upon exercise of outstanding warrants. All of such shares are held of record by Madison Dearborn Capital Partners, L.P. ("MDCP"). MDCP is a limited partnership. Madison Dearborn Partners, L.P. ("MDP") is the general partner of MDCP. Investment and voting control over securities owned by MDCP is shared by a committee of the limited partners of MDP (the "L.P. Committee"). Madison Dearborn Partners Inc. ("MDP Inc.") is the general partner of MDP and exercises voting control over securities owned directly or indirectly by MDP. The address of MDCP is Three First National Plaza, Suite 1330, Chicago, Illinois 60602.
(4) Includes 1,300,603 shares of Common Stock issuable upon exercise of outstanding warrants. Allen& Company Incorporated ("Allen") disclaims beneficial ownership of 317,368 shares and 123,750 shares issuable upon exercise of options which are beneficially owned by certain officers of Allen and related persons. Allen's address is 711 Fifth Avenue, New York, NY 10022.
(5) The address of Ark Asset management Co., Inc. is One New York Plaza, New York, NY 10004.
(6) Includes 38,400 shares of Common Stock issuable upon exercise of outstanding options.
(7) Includes 8,000 shares of Common Stock issuable upon exercise of outstanding options.
(8) Includes 3,835,717 shares owned by Allen (including shares issuable upon exercise of outstanding warrants as described in Note 4) and 123,750 shares of Common Stock issuable upon exercise of outstanding options. Mr. Fields is a Managing Director of Allen. Of such amounts, Mr. Fields does not exercise voting or investment power over, and disclaims beneficial ownership of, the 2,535,114 shares and 1,300,603 shares issuable upon exercise of outstanding warrants which are held by Allen.
(9) All of such shares are held of record by MDCP. Mr. Finnegan is a member of the L.P. Committee. Mr. Finnegan may therefore be deemed to share investment control with respect to the shares of Common Stock owned by MDCP and may therefore be deemed to have beneficial ownership of shares of Common Stock owned by MDCP. The business address of Mr. Finnegan is c/o MDP Inc., Three First National Plaza, Suite 1330, Chicago, Illinois 60602.
(10) Includes 250,924 shares of Common Stock issuable upon exercise of outstanding options; 1,250 shares held in a family trust; and 78,025 shares held in a family limited partnership. Ms. Goldfine is the general partner in such partnership and has sole voting and investment power with regard to the 78,025 shares so held.
(11) All of such shares are held of record by MDCP. Mr. Perry is a member of the L.P. Committee. Mr. Perry may therefore be deemed to share investment control with respect to the shares of Common Stock owned by MDCP and may therefore be deemed to have beneficial ownership of shares of Common Stock owned by MDCP. The business address of Mr. Perry is c/o MDP Inc., Three First National Plaza, Suite 1330, Chicago, Illinois 60602.
(12) Includes 840,875 shares of Common Stock issuable upon exercise of outstanding options held by Mr. Ross and 286,100 shares held in trust for Mr. Ross' children. With respect to shares held in trust for his children, Mr. Ross has sole voting and investment power. As a result, Mr. Ross may be deemed to be the beneficial owner of such shares. Mr. Ross' address is c/o Becker Ross Stone DeStefano & Klein, 317 Madison Avenue, New York, NY 10017.
(13) Includes 229, 170 shares of Common Stock issuable upon exercise of outstanding options.
(14) Includes 31,720 shares owned by Mr. Smith's minor children, 7,771,011 shares held by Avance Capital, a sole proprietorship, and 937,341 shares held in a trust. Mr. Smith does not exercise voting or investment power over, and disclaims beneficial ownership of, the shares held in the trust. Mr. Smith has voting and investment power with respect to the other shares.
(15) Includes 400 shares held as custodian for Mr. Sparks' minor child and 33,600 shares of Common Stock issuable upon exercise of outstanding options.
(16) The address of each of Mr. Andersson, Mr. Cuccio, Ms. Goldfine, Mr. Schmitt, Mr. Smith and Mr. Sparks, is c/o Omnipoint Corporation, 3 Bethesda Metro Center, Suite 400, Bethesda, MD 20814.
(17) Includes 2,863,019 shares issuable upon exercise of outstanding options and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Andersson executed a five-year balloon promissory note on February 24, 1997 in the original principal amount of $1,087,500, plus interest on the unpaid principal balance from time to time outstanding at the rate of 6.6% per year, as consideration for the purchase of 60,000 shares of Common Stock at $26.00 per share. The principal and interest payment due under the note may be forgiven pursuant to Mr. Andersson's employment agreement, provided that he has been continuously employed by the Company at the time such payment is due. The note is immediately due and payable upon default or the termination of employment with the Company. See "Item 11. Executive Compensation -- Employment Agreements."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Company's Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

                                     OMNIPOINT CORPORATION

                                     By:        *
                                     -------------------------------------
                                     Douglas G. Smith
                                     President and Chief Executive Officer


     Signature                 TITLE                        DATE
     ---------                 -----                        ----

        *              President, Chief Executive       April 29, 1998
--------------------   Officer, Chairman of the
Douglas G. Smith       Board and Director (Principal
                       Executive Officer)


        *              Executive Vice President and     April 29, 1998
--------------------   Director; President of
George F. Schmitt      Omnipoint Communications Inc.


        *              Chief Financial Officer          April 29, 1998
--------------------   (Principal Financial and
Bradley E. Sparks      Accounting Officer)


        *              Director and Vice Chairman       April 29, 1998
--------------------   of the Board
James J. Ross

        *              Director                         April 29, 1998
--------------------
Evelyn Goldfine


        *              Director                         April 29, 1998
--------------------
Richard L. Fields


        *              Director                         April 29, 1998
--------------------
Paul J. Finnegan


        *              Director                         April 29, 1998
--------------------
James N. Perry, Jr.


        *              Director                         April 29, 1998
--------------------
Arjun Gupta


 */s/ Edwin M Martin, Jr.                               April 29, 1998
-------------------------
 Edwin M. Martin, Jr.
  Attorney-in-Fact