Form 10-Q
period 1998-03-31
OMNIPOINT CORP \DE\
filed 1998-05-15
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                              ---------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _ ____

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS:                          ON WHICH REGISTERED:
   --------------------                          --------------------
 COMMON STOCK, PAR VALUE                       NASDAQ NATIONAL MARKET
     $0.01 PER SHARE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,540,578 shares of common
                                                 ---------------------------
stock were outstanding as of May 1,1998.
----------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Note 1)

                             OMNIPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                           March 31,
                                             1998      December 31,
                                          (unaudited)      1997
                                           ---------       ----
                         ASSETS
Current assets:
  Cash and cash equivalents               $   49,323     $   63,581
  Short term investments                       3,259         15,009
  Escrow deposit                              25,614         51,230
 Accounts receivable, net of allowances
  of $5,687 and $5,746 as of March 31,
  1998 and December 31, 1997, respectively    28,690         20,079
  Inventory                                   29,134         39,962
  Prepaid expenses and other current
   assets                                     18,223          8,554
                                          ----------     ----------

        Total current assets                 154,243        198,415

Fixed assets, net
 Network infrastructure equipment-in-
   service                                   489,336        281,191
 Construction in progress                    253,420        274,575
 Other fixed assets                           78,689         76,110
 Accumulated depreciation                    (60,915)       (46,886)
Fixed assets, net                            760,530         584,990
FCC licensing costs, net of accumulated
 amortization of $33,541 and $28,854 as
 of March 31, 1998 and December 31, 1997,
 respectively                                937,623        938,533
Investment in joint ventures                  26,652         23,180
Deferred financing costs and other
 intangible assets, net of accumulated
   amortization of $3,689 and $2,814 as
    of March 31, 1998 and December 31,
    1997                                      35,989         27,534
Other long-term assets                         7,074          6,937
                                          ----------     ----------

Total assets                              $1,922,111     $1,779,589
                                          ==========     ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses      148,535        150,135
  Accrued interest payable                    54,555         57,791
   FCC license obligations                   107,070         79,527
  Loans payable under financing agreement      5,000             --
  Deferred revenue                             3,672          3,059
  Capital lease obligations                       51             68
                                          ----------     ----------
          Total current liabilities          318,883        290,580

Loans payable under financing agreements     776,373        513,766
Senior notes                                  20,135         19,797
11 5/8% Senior and Series A Notes due
 2006                                        458,138        458,289
FCC license obligations                      654,265        679,063

Commitments and contingencies (Note 6)

Stockholders' deficit:
  Common stock, par value, $.01 per
   share; authorized 75,000,000 shares,
   52,515,865 shares and 52,270,879
   shares issued and outstanding at
   March 31, 1998, and December 31,
   1997 respectively                             525            523
  Additional paid-in capital                 334,831        334,231
  Accumulated deficit                       (632,223)      (507,438)
  Unearned compensation                       (6,693)        (7,136)
  Notes receivable                            (2,123)        (2,086)
                                          ----------     ----------

            Total stockholders deficit      (305,683)      (181,906)
                                          ----------     ----------
          Total liabilities and
           stockholders deficit           $1,922,111     $1,779,589
                                          ==========     ==========

                 See notes to consolidated financial statements

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                     (In thousands, except per share data)

                                                 Three Months Ended March 31,
                                               -----------------------------
                                                     1998           1997
                                               ---------------  ------------
Revenues:
  Service and handset revenues, net                 $  33,328       $  3,087
  License fees and engineering services                   740          4,500
                                               ---------------  ------------
       Total revenues                                  34,068          7,587

Operating expenses:
   Cost of service revenues and handset sales          53,196         13,204
  Research and development                              5,109          7,707
  Sales, general, and administrative                   45,638         14,686
  Depreciation and amortization                        19,879         10,419
                                               ---------------  ------------
       Total operating expenses                       123,822         46,016

       Loss from operations                           (89,754)       (38,429)

Other income (expense):
  Losses on investment in joint ventures               (2,023)             -
  Interest income                                       1,591          4,661
  Interest expense                                    (34,689)       (18,595)
  Other income (expense)                                   90              -
                                               ---------------- ------------
          Net loss                                   $(124,785)     $(52,363)
                                               ================ ============

      Net Loss per share basic and diluted           $   (2.38)     $  (1.02)
                                               ================ ============

Weighted average common shares outstanding--
                 basic and dilute                       52,384        51,278
                                               ================ ============

                See notes to consolidated financial statements

                                   Continued

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (In thousands)

                                                    Three Months Ended
                                                        March 31,
                                           -----------------------------------
                                                  1998              1997
                                           -----------------      ------------
Cash flows used in operating activities:
  Net loss                                        $(124,785)          $(52,363)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and depreciation                    19,879             10,419
    Inventory writedown to replacement cost               -              3,000
    Compensation expense from stock grants              548                670

    Accrued interest                                 (3,236)             3,323
    Interest expense with amortization
     of discount, premium and issuance costs          3,202              1,915
    Interest income associated with
     restricted cash                                   (541)              (999)
    Loss on investment in joint venture               2,023                  -
    Sales of trading securities                      11,750                  -
    Changes in assets and liabilities:
     (Increase) decrease in operating
     assets:
       Accounts receivable                           (8,611)            (6,490)
       Prepaid expenses and other assets             (9,806)            (1,847)
       Inventory                                     10,827                762
    Increase (decrease) in operating
      liabilities:
     Accounts payable and accrued expenses           (1,600)           (13,399)
     Deferred revenue                                   612                189

                                           -----------------      ------------
Net cash used in operating activities               (99,738)           (54,820)
                                           -----------------      ------------

Cash flows used in investing activities:
    Purchase of fixed assets                       (190,124)           (78,349)
    Down payments for FCC licenses                        -            (28,851)
    Refund of FCC deposit                                 -             60,000
    Capitalized interest on C and F Block
      licenses                                       (3,779)            (9,964)
    Purchase of investment securities                                  (13,801)
    Sales of investment securities                        -             16,516
    Proceeds from held to maturity
      investments and restricted cash                26,157             18,278
    Investment in joint venture                      (5,495)                 -

                                           -----------------      ------------
Net cash used in investing activities              (173,241)           (36,171)
                                           -----------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock              460                557
    Proceeds from vendor financing
     agreements                                      92,607             73,775
    Payments of obligations under capital
     leases                                             (16)                 -
    Proceeds from permanent credit facility         500,000                  -
    Payments on interim facility                   (350,000)                 -
    Proceeds from interim facility                   25,000                  -
    Payment of deferred financing costs              (9,330)

                                           -----------------      ------------
Net cash provided by financing activities           258,721             74,332
                                           -----------------      ------------
Net decrease in cash and cash equivalents           (14,258)           (16,659)
Cash and cash equivalents at beginning of
 period                                              63,581            215,029
                                           -----------------      ------------
Cash and cash equivalents at end of period           49,323           $198,370
                                           =================      ============

                See notes to consolidated financial statements

                             OMNIPOINT CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                     (In thousands, except per share data)

                                          For The Three Months Ended March 31, 1998

                                                   Common Stock                 Accumulated     Unearned       Notes
                                                   ------------
                                       Shares    Amount  Paid-in Capital           Deficit          Compensation   Receivable
                                       ------    ------  ---------------           -------          ------------   ----------
Balance, December 31, 1997           52,270,879    $523         $334,231          $(507,438)            $(7,136)     $(2,086)
Exercise of stock options               244,986       2              458                  -                   -            -
Issuance of options in form of
  advanced compensation                       -       -              365                  -                (365)           -
Amortization of unearned
 compensation                                 -       -                -                  -                 585            -
Cancellation of unearned
 compensation                                 -       -             (223)                 -                 223            -
Interest on employee notes                                                                                               (37)
 receivable                                   -       -                -                  -                   -
Net loss                                      -       -                -           (124,785)                  -            -
                                   -------------------------------------          -----------------------------    ----------

Balance, March 31, 1998              52,515,865    $525        $(334,831)         $(632,223)            $(6,693)     $(2,123)
                                     ==========  ======         ========          =============================    ==========


                                                    Total
                                                Stockholders'
                                                   Deficit
                                              ------------------
Balance, December 31, 1997                          $(181,906)
Exercise of stock options                                 460
Issuance of options in form of
  advanced compensation                                     -
Amortization of unearned
 compensation                                             585
Cancellation of unearned
 compensation                                               -
Interest on employee notes
 receivable                                              (37)
Net loss                                            (124,785)
                                              ------------------
Balance, March 31, 1998                        $    (305,683)
                                              ==================

                See notes to consolidated financial statements


                                   Continued

                             OMNIPOINT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:
    --------

    The consolidated financial statements have been prepared by Omnipoint Corporation ("Omnipoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

    Certain prior year amounts have been reclassified to conform to the three month presentation.

2.  LOSS PER COMMON SHARE
    ---------------------

    The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations. As the Company is in a loss position, both basic and diluted earnings per share are the same amount.

                                      FOR THE THREE MONTHS ENDED
                                              MARCH 31,
                                         1998           1997
                                     -------------  -------------
  Numerator:
  Loss before extraordinary items       $(124,785)      $(52,363)
  Denominator:
  Common shares outstanding                52,384         51,278

  Basic and diluted EPS                 $   (2.38)      $  (1.02)

    Options and warrants to purchase 9,258,918 and 6,423,873 shares of common stock outstanding as of March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

3.  INVENTORY:
    ----------

   Inventory consists of the following for March 31, 1998 (unaudited) and December 31 1997:

                             March 31,  December 31,
                               1998         1997
                           -----------  ------------
                                (in thousands)
    Raw Materials                  660           810
    GSM Handsets                23,487        33,254
    Accessories & SIM Cards      4,987         5,898
                           -----------  ------------

                               $29,134       $39,962
                           ===========  ============

4. FIXED ASSETS:
   -------------

   Fixed assets including equipment under capital leases consist of the following at March 31, 1998 (unaudited) and December 31, 1997:

                                                      March 31     December 31,
                                                        1998           1997
                                                 ------------------------------
                                                        (In thousands)
      Building and building improvements                $ 18,060       $ 16,985
      Machinery, office and computer equipment            60,019         58,635
      Network infrastructure equipment                   489,336        281,191
      Vehicles                                               610            490
                                                 ------------------------------
                                                         568,025        357,301

      Less:  accumulated depreciation                    (60,915)       (46,886)
                                                 ------------------------------
                                                         507,110        310,415

      Construction in progress                           253,420        274,575

                                                        $760,530       $584,990
                                                 =============================

    Depreciation expense for the three months ended March 31, 1998 and for the year ended December 31, 1997 was $14.6 million and $39.9 million, respectively. Approximately $4.8 million and $18.0 million of capitalized interest has been included in network infrastructure equipment at March 31, 1998 and December 31, 1997, respectively.


5.  OMNIPOINT MIDWEST FINANCING FACILITY:
    -------------------------------------

  On January 30, 1998, the Company, through an indirectly-held, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement with Northern Telecom Inc. ("NorTel") to provide financing to OMWH for up to $400.0 million (the "Midwest Facility"). The credit facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis and certain other designated markets including Atlantic City. The Midwest Facility provides that up to $85.0 million is available to OMWH for any purpose, including an inter-company loan to the Parent Company. The Company at its sole option can repay the $85.0 million portion of the loan in cash or the Company's Common Stocks under certain conditions.

  Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including restrictions on OMH's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all capital stock of OMWH owned by OPCS Two LLC.

  The principal amount of a portion of the Midwest Facility which is available to finance equipment purchases from NorTel and certain eligible third party expenses is payable in installments beginning in 2002, with a final payment due on December 31, 2006. Interest on such amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The $85.0 million portion of the Midwest Facility which has no required amortization, matures on March 31, 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 31, 2004). The Midwest Facility was provided in conjunction with the Amendment to the Northern Telecom Supply Agreement, wherein OMWH, together with other affiliates of the Company, agreed to purchase up to $210.0 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network equipment exclusively from Northern Telecom in the Midwest markets.

                                   Continued

                             OMNIPOINT CORPORATION

6.  $750 MILLION PERMANENT CREDIT FACILITY:

    On February 17, 1998, Omnipoint Communications Inc. ("OCI") refinanced the $516 million Interim Credit Facility with a $750.0 million credit facility with DLJ and certain other parties (the "Permanent Credit Facility") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement (the "Agreements"). The $595 million credit facility agreement may be increased under certain circumstances. On February 17, 1998, OCI borrowed $450.0 million (of which $295 million was funded under the credit facility agreement and the entire $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50.0 million was borrowed under the facility in March 1998. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees by Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a directly held, wholly-owned subsidiary of the Company, and secured by substantially all of their assets. The principal amount of the Agreements are payable in installments beginning June 30, 1998, with a final payment due on February 17, 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements.

7.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    The Company, through its subsidiary Omnipoint Communication Services LLC is in various stages of negotiation for infrastructure equipment, handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

8.  SUBSEQUENT EVENTS:
    ------------------

    C BLOCK RE-STRUCTURING

    The FCC issued a reconsideration order which went into effect on April 8, 1998, allowing companies holding C Block Personal Communications Services licenses several options to restructure their license holdings and associated obligations. Two options the Company is planning to use are amnesty and disaggregation. Under the amnesty option, a licensee can return a license and either a) rebid on it in the re-auction, foregoing the original 10 percent deposit; or b) forego the right to rebid on the license in exchange for receiving a 70 percent credit of the original 10 percent down payment. The 70 percent credit can then be applied to licenses retained by the Company. Under the disaggregation option, a licensee can retain 15 MHz of its bandwidth and return 15 MHz (on which it cannot rebid in the re-auction), in return for a 50 percent reduction of the outstanding debt on those licenses. Both of these options preclude the Company from owning the affected licenses for two years and are not expected to affect any plans for markets in service or under construction. The election date for all C Block licensees is June 8, 1998. The FCC has currently scheduled the re-auction of all returned C Block licenses to begin in February 1999. The Company's ability to make the above elections may be affected by any further reconsideration of the order by the FCC, litigation regarding the order, or other government actions. Accordingly, the Company is currently evaluating its options and therefore can not determine the impact of its elections on its financial statements.

  PREFERRED STOCK

  On May 6, 1998, the Company completed the private placement of 6,500,000 Depositary Shares, each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $251.9 million net of offering costs and proceeds placed into a deposit account.

  Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million into a deposit account. The holder of each Depositary share is entitled to a quarterly payment from the deposit account in an amount equal to $0.875 per Depositary share. The quarterly payments (paid on February 1, May 1, August 1, and November 1 of each year) will commence August 1, 1998 and continue until May 1, 2001. The Company, at its option, may instruct the Deposit Agent to disburse the quarterly payment in the form of cash or shares of the Company's Common Stock. The number of shares of Common Stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the Common Stock as of the date notice is given by the Company to the Deposit
  Agent.   Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or any subsequent quarterly payment date. However, the payment cannot be delayed beyond May 1, 2001, the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depository shares in the form of Common Stock or cash.

  Holders of the Depositary shares are entitled to receive cumulative annual dividends of 7% of the Liquidation Preference per Depositary Share. The dividends are payable quarterly in arrears, when and if declared by the Board of Directors, commencing August 1, 2001. Cumulative annual dividends begin to accrue on the Depositary Shares beginning on May 2, 2001. If the Company elects early termination of the Deposit Account, dividends will begin to accrue immediately preceding the date of the early termination.

  Each Depositary Share may be converted at any time at the option of the holder into 1.6069 shares of Common Stock. The Depositary shares may not be redeemed prior to May 1, 2001. On or after May 1, 2001 the Depositary Shares may be redeemed, in whole or in part, at the option of the Company, in cash or Common Stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.

9. RECENT ACCOUNTING  PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of March 31, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended March 31, 1998.

                                   Continued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 (File No. 333-03739).

OVERVIEW

  Omnipoint reported a 1998 first quarter loss of $124.8 million or $2.38 per share, an increase of 138.2%, or approximately $72.4 million, compared to the same quarter in 1997. The 1997 first quarter loss was $52.4 million, or $1.02 per share.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

  Revenues for the three months ended March 31, 1998 were $34.1 million, compared to $7.6 million in the the three months ended March 31, 1997. Service revenues and handset sales increased by $30.2 million because of the increased customer base. The larger customer base resulted from commercial operations in the New York metro area, Philadelphia, and several other Pennsylvania markets. The New York metro area has been operating for more than one year, while the Philadelphia and other Pennsylvania markets began offering commercial service in September 1997. Revenues for the first quarter of 1997 were generated from the New York metro area exclusively. Additionally, the Company did not heavily advertise in the New York metro market until February 1997. The Company's Equipment Subsidiary had revenues of $0.7 million related to engineering services in the first quarter of 1998, compared to $4.5 million from license fees in the first quarter of 1997.

  Cost of service revenues and handset sales increased by 303.0%, or approximately $40.0 million to $53.2 million for the three months ended March 31, 1998, compared to $13.2 million for the three months ended March 31, 1997. Key drivers for the increase are increased numbers of cell sites in operation and under construction, expanded minutes of use, and higher subscriber additions in the first quarter of 1998 compared to the first quarter of 1997. The increase in these indicators result from the Company offering commercial service in several markets in 1998, which were not operational in 1997. The Boston and Miami markets were under construction in the first quarter of 1998, with no activity in the first quarter of 1997. Additionally, the Company recognized significant expenses associated with expanding and supplying its distribution channels with handset inventory in the first quarter of 1998.

  Research and development expenses decreased by 33.8%, or approximately $2.6 million, to $5.1 million for the three months ended March 31, 1998, compared to $7.7 million for the three months ended March 31, 1997. The Companys technology subsidiary is nearing completion of its work on the PCS Fixed Access System, resulting in the expense reduction. The decrease was primarily due to a decrease of $1.1 million in R&D components, and $0.4 million in equipment purchases.

  Sales, general and administrative expenses increased by 210.2%, or approximately $30.9 million, to $45.6 million for the three months ended March 31, 1998, compared to $14.7 million for the three months ended March 31, 1997. Of this increase, $7.4 million was due to payroll and payroll related expenses associated with increases in headcount resulting from expansion of the Company's operations. Activity in the first quarter of 1998 includes launching the Boston and Miami markets, building of the midwest markets and expanding of its network in New Jersey, Connecticut, and Pennsylvania. The remaining increase consists of $9.6 million in advertising and promotion, $2.9 million in bad debt and other expenses, $2.8 million in billing and other third party acquisition costs, and $4.4 million in consulting and professional fees. The Company expects that such expenses will continue to increase significantly during the remainder of 1998 as the Company continues to expand its operations.

  Depreciation and amortization increased by 91.3%, or approximately $9.5 million to $19.9 million for the three months ended March 31, 1998, compared to $10.4 million for the three months ended March 31, 1997. The increase is due to commencement of depreciation on the network infrastructure equipment and amortization of FCC licenses placed into commercial service to date.

  Interest income decreased approximately $3.1 million, to $1.6 million for the three months ended March 31, 1998 compared to $4.7 million for the three months ended March 31, 1997. The decrease was due to lower cash and equivalents and short-term investment balances, which result from the Company's continued expansion and equipment purchases for new and existing markets.

  Interest expense increased by   86.6%, or approximately $16.1 million, to
$34.7 million for the three months ended March 31, 1998 compared to $18.6 million for the three months ended March 31, 1997. The increase was due to $8.2 million of interest expense for the loans payable under financing agreements, and $7.9 million for the FCC license obligations. The Company capitalized interest of $8.6 million during the first quarter of 1998.

  Net loss increased by 137.4%, or approximately $72.4 million to $124.8 million for the three months ended March 31, 1998 compared to $52.4 million for the three months ended March 31, 1997. This increase was primarily due to a general increase in operating expenses, as well as an increase of $20.7 million in net other expenses associated with an increasing customer base and expansion of commercial operations in existing and new markets.

LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 1998, the Company has financed its operations and met its capital requirements primarily through its loans payable under financing agreements. These financing activities provided net cash of $258.7 million for the three months ended March 31, 1998 compared to $74.3 million for the three months ended March 31, 1997. Operating activities used net cash of $99.7 million for the three months ended March 31, 1998, compared to $54.8 million for the three months ended March 31, 1997. The increase resulted from the Company's additional activity relating to operating the New York MTA network, several Pennsylvania markets, preparations for the March 1998 launch of the Boston and Miami markets and buildout of the Company's core PCS networks; and interest expense associated with the Company's related obligations. Investing activities used net cash of $173.2 million for the three months ended March 31, 1998, compared to $36.2 million for the three months ended March 31, 1997. The increase in investing activities consists of $97.3 million for purchases of PCS network infrastructure related items and lab equipment used in engineering and manufacturing, and $5.5 million for investment in joint ventures; offset by cash provided of $16.9 million net from short and long term investments, and $31.1 million deposits on FCC licenses net of payments.

  As of March 31, 1998, the Company had negative working capital of approximately $164.6 million. The Company has available borrowing capacity from its existing credit facilities and proceeds from the May Preferred Stock offering totaling approximately $1,093.1 million, as of March 31 1998. Approximately $107.1 million associated with the FCC obligations is now classified as short term liabilities. The FCC issued a reconsideration order which went into effect on April 8, 1998, allowing companies holding C Block Personal Communications Services licenses several options to restructure their license holdings and associated obligations. This order requires the Company to begin making its regularly scheduled C & F Block payments in July 1998. As of March 31, 1998, the Company had $43.4 million in accrued PCS interest payments. These interest payments will be payable to the FCC in quarterly payments over the next eight quarters. The amount of accrued interest payable to the FCC will ultimately depend on the Company's final decisions on disaggregation and amnesty of its C Block licenses. Also, credits associated with the disaggregation and amnesty options will be used to offset a portion of the accrued interest. Accordingly, the Company is currently evaluating its options and therefore can not determine the impact of its elections on its financial statements. On February 15, 1998, the Company used $26.2 million of proceeds from its deposit account to pay interest on the 11 5/8% Senior and Series A Notes due 2006.

  On August 4, 1997, Omnipoint MB Holdings, Inc. ("OMB"), an indirectly-held, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100.0 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides the immediate availability of $202.5 million, of which $100.0 million was funded to OMB at closing. The Company at its sole option can repay or prepay in whole or in part interest or principal under the $100 million portion of the loan in cash or with the Company's Common Stock under certain conditions. The remaining $150.0 million is dependent on a loan guarantee from a governmental agency. If the loan guarantee is completed before June 30, 1998, the Company will grant Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of March 31, 1998, the Company had $206.1 million outstanding under the Ericsson MB Facility.

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

  The principal amount of portions of the Ericsson MB Facility financing equipment purchases from Ericsson, and certain eligible third party provided costs, is repayable in installments beginning 2001, with a final payment due on August 4, 2006. Interest on such portion of the loan is payable quarterly (of which portions of the loan proceeds are available to finance such interest payments). The $100.0 million portion funded at closing has no required principal amortization, and matures on August 4, 2007. Interest on such portion is payable semi-annually (of which interest may be accreted until August 4, 2003).

  On July 25, 1997, OPCS Philadelphia Holdings, LLC ("OPCS"), an indirectly-held, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson to provide financing to OPCS for up to $120.0 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). As of March 31, 1998, the Company had approximately $60.8 million outstanding under the Ericsson Philadelphia Facility.

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

  The principal amount of the Ericsson Philadelphia Facility is payable in twenty quarterly installments beginning in the year 2001, with a final payment due on December 31, 2005. Interest on such amount is payable quarterly in arrears with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments).

  On February 17, 1998, Omnipoint Communications Inc. ("OCI") refinanced the Interim Credit Facility with a $750.0 million credit commitment with DLJ and certain other parties (the "Permanent Credit Facility") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement (the "Agreements"). The $595 million credit facility agreement may be increased under certain circumstances. On February 17, 1998, OCI borrowed $450.0 million (of which $295 million was funded under the credit facility agreement and the entire $155 million was funded under the note purchase agreement), a portion of the proceeds, approximately $351.6 million was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. The Company borrowed an additional $50.0 million in March 1998. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees by Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a directly held, wholly-owned subsidiary of the Company, and secured by substantially all of their assets. The principal amount of the Agreements are payable in installments beginning June 30, 1998, with a final payment due on February 17, 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements. As of March 31, 1998, the Company had approximately $500.0 million outstanding under the Permanent Credit Facility.

     On January 30, 1998, Omnipoint Midwest Holdings, LLC ("OMWH"), an indirectly-held, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Northern Telecom, Inc. to provide financing to the Company for up to $400.0 million for the purpose of financing the buildout of networks in certain midwest markets, including the Detroit and Indianapolis markets as well as certain other designated markets including Atlantic City (the "Midwest Facility") The Midwest Facility provides that up to $85.0 million is available for any purpose, including a loan to the Company. As of March 31, 1998, the Company had approximately $14.4 million outstanding under the Midwest Facility.

     Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including restrictions on OMWH's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Midwest Facility is collateralized by substantially all the assets of the OMWH and the license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all the capital stock of the Companys subsidiary, OMWH Holdings, LLC.

     A portion of the Midwest Facility is available to finance equipment purchases from Northern Telecom and certain eligible third party expenses and is payable in installments beginning in 2002, with a final payment due on December 31, 2006. Interest on such amount is payable quarterly. The $85.0 million portion of the Midwest Facility has no required amortization, and matures on March 31, 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 31, 2004). The Company at its sole option can repay or prepay in whole or in part interest or principal under the $85.0 million portion of the loan in cash or the Company's Common Stock under certain conditions. The Midwest Facility was provided in conjunction with the Amendment to the Northern Telecom Supply Agreement, wherein the Company and its affiliates agreed to purchase at least $210.0 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network exclusively from Northern Telecom in the Midwest markets.

  On May 6, 1998, the Company completed the private placement of 6,500,000 Depositary Shares, each representing 1/20 of a share of 7% Cumulative convertible Preferred Stock. Each Depositary Share has a Liquidation Preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $251.9 million net of offering costs and proceeds placed into the Deposit Account.

  The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the Permanent Facility, the Ericsson MB Facility, the Ericsson Philadelphia Facility, the Midwest Facility and the 1998 offering of Preferred Stock, will be sufficient to fund operating losses, capital expenditures and working capital necessary for the buildout of the Company's PCS networks for the next 12 months. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through future FCC auctions, the Company may require additional funding to implement its business strategy.

  The Company's future capital requirements will depend upon many factors, including the successful development of new markets, the extent and timing of acceptance of the Company's services in the market, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated revenues, loans payable under financing agreements and additional strategic partnerships will be adequate to fund its operations and its network buildout for the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations and network buildout. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of public offerings and private placements of debt or equity securities or both.

                           Part II  Other Information

ITEM 5: OTHER INFORMATION

  PREFERRED STOCK

  On May 6, 1998, the Company completed the private placement of 6,500,000 Depositary Shares, each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering"). Each Depositary Share has a Liquidation Preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $251.9 million net of offering costs and proceeds placed into a deposit account.

  Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million into a deposit account. The holder of each Depositary share is entitled to a quarterly payment from the deposit account in an amount equal to $0.875 per Depositary share. The quarterly payments (paid on February 1, May 1, August 1, and November 1 of each year) will commence August 1, 1998 and continue until May 1, 2001. The Company, at its option, may instruct the Deposit Agent to disburse the quarterly payment in the form of cash or shares of the Company's Common Stock. The number of shares of Common Stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the Common Stock as of the date notice is given by the Company to the Deposit
  Agent.   Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or any subsequent quarterly payment date. However, the payment cannot be delayed beyond May 1, 2001, the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depository shares in the form of Common Stock or cash.

  Holders of the Depositary shares are entitled to receive cumulative annual dividends of 7% of the Liquidation Preference per Depositary Share. The dividends are payable quarterly in arrears, when and if declared by the Board of Directors, commencing August 1, 2001. Cumulative annual dividends begin to accrue on the Depositary Shares beginning on May 2, 2001. If the Company elects early termination of the Deposit Account, dividends will begin to accrue immediately preceding the date of the early termination.

  Each Depositary Share may be converted at any time at the option of the holder into 1.6069 shares of Common Stock. The Depositary shares may not be redeemed prior to May 1, 2001. On or after May 1, 2001 the Depositary Shares may be redeemed, in whole or in part, at the option of the Company, in cash or Common Stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.


ITEM 6: EXHIBITS AND REPORTS ON FORM 10-Q

(a)  Exhibits

       Exhibit Number    Description
       --------------    -----------

       3.1*            Amended and Restated Certificate of Incorporation of the
                       Registrant.

       3.2@@@          Amended and Restated Bylaws of the Registrant.

       4.2             See Exhibit 3.1.

       4.3 Certificate of Designation establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of 7% Cumulative Convertible Preferred Stock.

       4.4 Registration Rights Agreement by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, BancAmeric Robertson Stephens, Bear, Stearns & Co. Inc. and Smith Barney Inc., dated May 6, 1998

       4.5             Form of Depositary Share.

       10.1@           Registrants Amended and Restated 1990 Stock Option Plan.

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

       10.4@     Form of Stock Option Agreement outside scope of Registrant's
                   1990 Stock Option Plan for non-qualified options.

       10.5@     Warrant Certificate, dated August 2, 1991, by and between the
                   Registrant and Allen & Company Incorporated.

       10.6@     Warrant Certificate, dated August 2, 1991, by and between the
                   Registrant and Allen & Company Incorporated.

       10.7@     Letter agreement, dated June 29, 1995, by and between the
                   Registrant and Allen & Company Incorporated (relating to
                   Exhibit 10.6).

       10.8!     Letter Agreement of Warrant Extension, dated November 1, 1996, by and between the Registrant and Allen & Company Incorporated (relating to Exhibit 10.6).

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

       10.27@    Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.

       10.28@    Reciprocal OEM Agreement Memorandum of Understanding, dated
                   March 30, 1995, by and between the Registrant and Northern Telecom Inc.

       10.29@    Supply Agreement, dated September 22, 1994, by and between
                   Omnipoint Communications Inc. and Northern Telecom Inc.

       10.30@    Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern Telecom Inc.

       10.31!    Amendment No. 2 to Supply Agreement, dated March 21, 1997, by and between Omnipoint Communications Inc. and Northern Telecom Inc.

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

       10.60      Purchase Agreement by and among the Company, Donaldson, Lufkin
                   & Jenrette Securities Corporation, BancAmeric Robertson Stephens, Bear, Stearns & Co. Inc. and Smith Barney Inc., dated May 1, 1998.

       10.61      Deposit Agreement  by and among the Company, Marine Midland
                   Bank, and the holders from time to time of the Depositary Shares, dated May 6, 1998.

       10.62      Deposit Account Agreement by and between the Company and The
                   First National Bank of Maryland, dated May 6, 1998.

       21.1@       Subsidiaries of the Registrant.

       24.1        Power of Attorney (included in signature pages).

       27          Financial Data Schedule.

       99.1        Press Release, dated May 1, 1998.
       ______________

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

       !     Portions of this Exhibit were omitted and filed separately with the
                   Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed August 28, 1997.

       !!    Portions of the Exhibit were omitted and filed separately with the
                   Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 26, 1998.

       !     Incorporated by reference to the Company's Quarterly Report on Form
                   10-Q for the fiscal quarter ended March 31, 1997.

     (b)  REPORTS ON FORM 8-K

     On March 26, 1998, a Form 8-K, Item 5, was filed relating to the Midwest Facility, the Ericsson Philadelphia Facility and the Permanent Credit Facility.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNIPOINT CORPORATION

Date:              May 14, 1998          /s/ Bradley E. Sparks
               --------------------   -----------------------------
                                      Bradley E. Sparks
                                      Chief Financial Officer