Form 10-Q
period 1998-06-30
OMNIPOINT CORP \DE\
filed 1998-08-14
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998             COMMISSION FILE NUMBER:  0-27442



                             OMNIPOINT CORPORATION
                    THREE BETHESDA METRO CENTER, SUITE 400
                              BETHESDA, MD 20814

                                (301) 951-2500

          DELAWARE                                               04-2969720
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification No.)


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

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

  Shares of common stock outstanding as of August 10, 1998 were 52,748,615.

                                   Form 10-Q


                    Omnipoint Corporation and Subsidiaries


                               Table of Contents

                                                                                        Page No.
                                                                                        --------
      Part I.   FINANCIAL INFORMATION (Unaudited):

                Condensed Consolidated Balance Sheets-
                        June 30, 1998 and December 31, 1997                                 3

                Condensed Consolidated Statements of Operations-
                        Three and Six Months Ended June 30, 1998 and June 30, 1997          4

                Condensed Consolidated Statements of Cashflows-
                        Six Months Ended June 30, 1998 and June 30, 1997                    5

                Condensed Consolidated Statements of  Stockholders' Deficit-
                        Six Months Ended June 30, 1998                                      6

                Notes to Condensed Consolidated Financial Statements                        7

                Management's Discussion and Analysis of Results of
                        Operations and Financial Condition                                 11

      Part II.  OTHER INFORMATION AND SIGNATURE                                            17

                         PART I. FINANCIAL INFORMATION

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                   June 30,        December 31,
                                                                                                     1998              1997
                                                                                                 ------------      ------------
                                    ASSETS                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                                                    $    235,700         $  63,581
    Short term investments                                                                             45,848            15,009
    Escrow deposit                                                                                     25,976            51,230
    Accounts receivable, net of allowances of $11,816 and $5,746 as of June 30, 1998
        and December 31, 1997, respectively                                                            38,194            20,079
    Inventory                                                                                          26,786            39,962
    Prepaid expenses and other current assets                                                          20,306             8,554
                                                                                                 ------------      ------------
                          Total current assets                                                        392,810           198,415

Fixed assets, net
    Network infrastructure equipment-in-service                                                       650,796           263,781
    Construction in progress                                                                          203,082           274,575
    Other fixed assets                                                                                100,319            93,520
    Less: accumulated depreciation                                                                    (86,574)          (46,886)
                                                                                                 ------------      ------------
                                                                                                      867,623           584,990

FCC licensing costs, net of accumulated amortization of $35,492 and
    $28,854 as of June 30, 1998 and December 31, 1997, respectively                                   651,835           938,533
Deferred financing costs and other intangible assets, net                                              35,115            27,534
Investments in joint ventures                                                                          28,367            23,180
Other long-term assets                                                                                  8,605             6,937
                                                                                                 ------------      ------------

                                                                                                 $  1,984,355      $  1,779,589
                                                                                                 ============      ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                                                        $    142,861      $    150,135
    Accrued interest payable                                                                           47,870            57,791
    FCC license obligations                                                                           109,145            79,527
    Loans payable under financing agreement                                                             7,500                 -
    Deferred revenue and other current liabilities                                                      4,364             3,127
                                                                                                 ------------      ------------
         Total current liabilities                                                                    311,740           290,580

Loans payable under financing agreements                                                            1,038,952           513,766
Senior notes                                                                                           20,486            19,797
11 5/8% Senior and Series A Notes                                                                     457,985           458,289
FCC license obligations                                                                               386,895           679,063

Commitments and contingencies

Stockholders' equity (deficit):
    7% Cumulative Convertible Preferred Stock, $1,000 par value; 5,000,000 authorized, 325,000
        and zero shares issued and outstanding, respectively                                          265,732                 -
    Common stock, par value, $.01 per share; 75,000,000 shares authorized, 52,729,024
        and 52,270,879 shares issued and outstanding, respectively                                        527               523
    Additional paid-in capital                                                                        322,865           334,231
    Accumulated deficit                                                                              (812,572)         (507,438)
    Unearned compensation and notes receivable                                                         (8,255)           (9,222)
                                                                                                 ------------      ------------
        Total stockholder's deficit                                                                  (231,703)         (181,906)
                                                                                                 ------------      ------------

                                                                                                 $  1,984,355      $  1,779,589
                                                                                                 ============      ============

           See notes to condensed consolidated financial statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                                            Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                          ----------------------         ----------------------
                                                                             1998         1997               1998        1997
                                                                          ---------    ---------         ----------   ---------
Revenues:
 Service revenues, net                                                    $  34,782    $   4,166         $   62,999   $   5,537
 Handset and accessories revenues, net                                        5,524        2,696             10,635       4,412
 License fees and engineering services                                        1,883            -              2,623       4,500
                                                                          ---------    ---------         ----------   ---------
   Total revenues                                                            42,189        6,862             76,257      14,449

Operating costs and expenses:
 Cost of service revenues                                                    36,835        8,056             60,214      14,475
 Cost of handset and accessories revenues                                    23,342        9,794             53,155      17,297
 Research and development                                                     5,880        5,237             10,989      12,944
 Sales, general, and administrative                                          56,994       24,555            102,573      38,523
 Depreciation and amortization                                               31,636       12,650             51,515      23,069
                                                                          ---------    ---------         ----------   ---------
   Total operating costs and expenses                                       154,687       60,292            278,446     106,308

 Loss from operations                                                      (112,498)     (53,430)          (202,189)    (91,859)

Other income (expense):
 Equity in losses of joint ventures                                          (2,174)           -             (4,197)          -
 Interest income                                                              5,622        3,945              7,213       8,602
 Interest expense                                                           (57,543)     (18,862)           (92,232)    (37,457)
 Other income (expense)                                                      (2,643)          41             (2,614)         45
                                                                          ---------    ---------         ----------   ---------

Loss before extraordinary item                                             (169,236)     (68,306)          (294,019)   (120,669)

Extraordinary loss on return of C-block licenses                            (11,115)           -            (11,115)          -
                                                                          ---------    ---------         ----------   ---------
Net loss                                                                  $(180,351)    $(68,306)         $(305,134)  $(120,669)

Accretion of  7% Cumulative Convertible Preferred Stock                      (3,486)           -             (3,486)          -
                                                                          ---------    ---------         ----------   ---------

Net loss attributable to common shareholders                              $(183,837)    $(68,306)         $(308,620)  $(120,669)
                                                                          =========    =========         ==========   =========
Basic and diluted loss per common share:
Loss per common share before extraordinary item                              $(3.29)      $(1.33)            $(5.67)     $(2.35)
Loss per common share on extraordinary item                                   (0.21)           -              (0.21)          -
                                                                          ---------    ---------         ----------   ---------

Net loss per common share-basic and diluted                                  $(3.50)      $(1.33)            $(5.88)     $(2.35)
                                                                          =========    =========         ==========   =========

Weighted average common shares outstanding-basic and diluted                 52,580       51,457             52,482      51,367
                                                                          =========    =========         ==========   =========

            See notes to condensed consolidated financial statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (Unaudited, in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                  1998              1997

Cash flows used in operating activities:
    Net loss                                                                    $(305,134)     $(120,669)
    Extraordinary loss on return of C-block licenses                               11,115              -
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                              51,515         23,069
        Inventory writedown to replacement cost                                         -          5,166
        Accrued interest                                                            8,255         30,144
        Loss on investments in joint ventures                                       4,197              -
        Interest income associated with restricted cash                              (903)        (2,068)
        Purchases of trading securities, net                                      (30,838)             -
        Other                                                                       1,124          1,342
    (Increase) decrease in operating accounts:
        Accounts receivable, net                                                  (18,115)        (5,524)
        Prepaid expenses and other assets                                         (13,420)        (7,742)
        Inventory                                                                  13,175          9,446
        Accounts payable and accrued expenses                                      (7,274)        48,451
        Deferred revenue and other liabilities                                      1,271          2,067
                                                                                ---------      ---------
Net cash used in operating activities                                            (285,032)       (16,318)

Cash flows used in investing activities:
    Purchase of fixed assets                                                     (322,880)      (203,034)
    Purchase of FCC licenses                                                      (13,000)       (62,065)
    Refund of FCC deposit                                                               -         60,000
    Return of FCC licenses                                                         31,094              -
    Capitalized interest on C and F Block licenses                                 (6,158)       (19,982)
    Purchase of investment securities                                                   -        (21,324)
    Sales of investment securities                                                      -         40,516
    Proceeds from held to maturity investments and
      restricted cash                                                              26,157         18,278
    Investments in joint ventures                                                  (9,385)             -
                                                                                ---------      ---------
Net cash used in investing activities                                            (294,172)      (187,611)

Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net
      of issuance costs                                                           252,377              -
    Proceeds from issuance of common stock                                          1,836          1,287
    Proceeds from vendor financing agreements                                     109,561        112,493
    Payment on FCC licenses                                                       (26,002)             -
    Payment of deferred financing costs                                            (9,541)             -
    Proceeds from permanent credit facility                                       750,000              -
    Payment on permanent credit facility                                           (1,875)             -
    Proceeds from interim facility                                                 25,000              -
    Payment on interim facility                                                  (350,000)             -
    Other                                                                             (33)           (36)
                                                                                ---------      ---------
Net cash provided by financing activities                                         751,323        113,744

Net increase(decrease) in cash and cash equivalents                               172,119        (90,185)
Cash and cash equivalents at beginning of period                                   63,581        215,029
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $ 235,700      $ 124,844
                                                                                =========      =========

            See notes to condensed consolidated financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 (Unaudited, in thousands, except share data)


                                   Common Stock          Additional      Preferred    Accumulated                   Stockholders'
                                Shares      Amount    Paid-in Capital     Stock        Deficit         Other      Equity (Deficit)
                             -----------  ---------- ----------------- -----------  --------------   ---------   -----------------
Balance, December 31, 1997    52,270,879        $523          $334,231     $   -        $(507,438)    $(9,222)          $(181,906)
Exercise of stock options        412,927           4               969         -            -            -                    973
Sale of common stock
   under Employee
   Stock Purchase Plan            45,218          -                862         -            -            -                    862
Issuance of options in
   form of advanced
   compensation                      -            -                764         -            -            (764)                 -
Issuance of 325,000 shares
   of preferred stock                -            -             (9,869)    262,246          -            -                252,377
Accretion of preferred
   stock                             -            -             (3,486)      3,486          -            -                     -
Amortization of unearned
   compensation                      -            -                 -          -            -           1,179               1,179
Cancellation of unearned
   compensation                      -            -               (606)        -            -             606                 -
Interest on employee
   notes receivable                  -            -                 -          -            -             (73)                (73)
Forgiveness of employee
   notes receivable                  -            -                 -          -            -              19                  19
Net loss                             -            -                 -          -         (305,134)       -               (305,134)
                             -----------  ---------- ----------------- -----------  --------------   ---------   ------------------
Balance, June 30 1998         52,729,024   $     527 $         322,865 $   265,732  $    (812,572)    $(8,255)   $       (231,703)
                             ===========  ========== ================= ===========  ==============   =========   ==================



           See notes to condensed consolidated financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:
    -------

    The accompanying condensed consolidated financial statements of Omnipoint Corporation and subsidiaries (the "Company" or "Omnipoint") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and June 30, 1997 and cashflows for the six months ended June 30, 1998 and June 30, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

    Certain prior period amounts have been reclassified to conform to current presentation.

2.  LOSS PER COMMON SHARE:
    ----------------------

    The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128") which the Company adopted as of December 31, 1997. As the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 9,324,184 and 7,415,490 shares of common stock outstanding as of June 30, 1998 and 1997, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of preferred stock, convertible into 10,445,123 shares of common stock have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

3.  INVENTORY:
    ---------

    Inventory consists of the following (in thousands):

                                              June 30,             December 31,
                                                1998                   1997
                                            --------------         -------------
                                            (unaudited)
           Raw Materials                       $    25                 $   810
           GSM Handsets                         22,642                  33,254
           Accessories & SIM Cards               4,119                   5,898
                                               -------                 -------
                                               $26,786                 $39,962
                                               =======                 =======

4.  OMNIPOINT MIDWEST FINANCING FACILITY:
    -------------------------------------

    In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. The Midwest facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the parent. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -CONTINUED-


    Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including but not limited to restrictions on OMWH's ability to pay dividends and level of indebtedness. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all capital stock of OMWH owned by an indirect, wholly-owned subsidiary of the Company, Omnipoint PCS Entrepreneurs Two, LLC (" OPCS Two LLC").

    The $85 million portion of the Midwest Facility which has no required amortization, matures in March 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 2004). The remaining portion of the Midwest Facility which is available to finance equipment purchases from NorTel and certain eligible third party expenses is payable in installments beginning in 2002, with a final payment due December 2006. Interest on such amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The Midwest Facility was provided in conjunction with the amendment to the Northern Telecom Supply Agreement, wherein OMWH, together with other affiliates of the Company, agreed to purchase up to $210 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network equipment exclusively from Northern Telecom in the Midwest markets.

5.  $750 MILLION PERMANENT CREDIT FACILITY:
    --------------------------------------
    In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The $595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the second quarter, certain holders, at their option, converted $38.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Agreements is payable in installments, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements.

6.  PREFERRED STOCK OFFERING:
    -------------------------

    In May 1998, the Company completed the private placement of 6,500,000 depositary shares (the "Depository Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering" or "Preferred Stock"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $252.4 million.

    Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million of the gross proceeds into a restricted deposit account (the "Deposit Account"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.875 per Depositary Share. The quarterly payments (paid on February, May, August, and November of each year)

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -CONTINUED-


    commence August 1998 and continue until May 2001 (the "Deposit Expiration Date"). The Company, at its option, may instruct the deposit agent to disburse the quarterly payment in the form of cash or shares of the Company's common stock. The number of shares of common stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the common stock as of the date notice is given by the Company to the deposit agent. Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or any subsequent quarterly payment date. However, the payment cannot be delayed beyond the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depository Shares in the form of common stock or cash. In the event of a quarterly payment made in the form of common stock at or prior to the Deposit Expiration Date, the deposit agent will reimburse the Company for the value of the quarterly payment in cash from the Deposit Account.

    Holders of the Depositary Shares are entitled to receive cumulative annual dividends of 7% of the liquidation preference per Depositary Share. The dividends are payable quarterly in arrears, when and if declared by the Board of Directors, commencing August 2001. Cumulative annual dividends begin to accrue on the Depositary Shares beginning May 2001. If the Company elects early termination of the Deposit Account, dividends will begin to accrue immediately preceding the date of the early termination.

    Each Depositary Share may be converted at any time at the option of the holder into 1.6069 shares of common stock. The Depository Shares may not be redeemed prior to May 2001. On or after May 2001, the Depositary Shares may be redeemed, in whole or in part, at the option of the Company, in cash or common stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.

7.  RETURN OF C-BLOCK LICENSES:
    ---------------------------

    The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C-block Personal Communications Services licenses several options to restructure their license holdings and associated obligations. The Company elected under the Amnesty Option of the Order to return 14 Basic Trading Area ("BTA") licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. Thus with respect to Amnestied Licenses, the Company recognized a reduction of $110.5 million in debt and $13.4 million in accrued interest. The net book value of the fully returned licenses was $139.1 million.

    The Company also elected a second option, the Disaggregation option, to return half the spectrum on four BTAs covering the Philadelphia, Pa., Reading, Pa., Dover, De., and Atlantic City, N.J. markets. Under the Disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The Disaggregation extinguishes 50 percent of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. As a result of the Disaggregation, the Company recognized a reduction of $131.8 million in debt, and $26.4 million in accrued interest. The net book value of the Disaggregated 50% of the licenses was $156.9 million.

    On a nominal basis, the two elections reduced the Company's debt and accrued interest by approximately $337 million. Additionally, the Company will receive approximately a $2.7 million refund for FCC interest previously paid on returned licenses. As a result of the Amnesty and Disaggregation elections, the Company recognized an extraordinary loss of $11.1 million in the second quarter of 1998.

8.  OMNIPOINT MB FINANCING FACILITY:
    --------------------------------

    In June 1998, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a $160 million credit facility agreement with Bank of America International Limited (the "BankAmerica Facility"). The BankAmerica Facility replaced $150 million of credit under the July 1997 Ericsson MB Facility. Proceeds from the BankAmerica Facility are available to finance equipment purchases for the Miami and Boston markets. Interest on such amount is payable quarterly in arrears or at the end of each applicable interest period as provided in the BankAmerica Facility. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. EXPORTKREDITNAMNDEN ("EKN"), the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -CONTINUED-


    of the BankAmerica Facility. Contemporaneously with the closing of the BankAmerica Facility, the Ericsson MB Facility was amended and restated to, among other things eliminate the $150 million portion that was replaced by the BankAmerica Facility. Ericsson was granted a five-year exclusive right to supply network equipment for the Boston and Miami markets.

    Under the terms of the BankAmerica Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the ability to pay dividends and level of indebtedness. The BankAmerica Facility ranks pari passu with the Ericsson MB Facility and is collateralized by substantially all the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB.

9.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    The Company, through its subsidiaries, is in various stages of negotiation for infrastructure equipment, handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

10. RECENT ACCOUNTING PRONOUNCEMENTS:
    ----------------------------------

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of June 30, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

    In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended June 30, 1998.

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data beginning with fiscal year ending December 31, 1998.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management believes this statement will not impact the Company's financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. All forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are not within the control of the Company, that may cause actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. While the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its performance or other expectations will be attained. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

  Omnipoint reported a 1998 second quarter net loss of $180.4 million, an increase of 164%, or approximately $112 million over the same quarter in 1997. The year-to-date net loss is $305.1 million, an increase of 153%, or $184.5 million over the same period in 1997. The combination of added markets and additional subscriber services led to an increase in subscribers of over 500% over this same period. One year ago at June 30, 1997, the company offered PCS services in only one city, New York, marketing services to just over ten million people ("POPS"). One year later, at June 30, 1998, the company had built and launched services in 21 additional cities including Philadelphia, Atlantic City, Boston, Providence, Miami, West Palm, Albany, Syracuse and Hartford. The Company has also commenced operations in two joint ventures which offer services in Wichita, KN and several Pennsylvania markets including Harrisburg, York, Lancaster and Reading.

  The Company became the first PCS operator in the country to offer prepaid services, reseller services, international calling and roaming and enhanced wireless services such as real time stock quotes and wireless internet access. The Company marketed to approximately 30 million POPS at June 30, 1998 compared to just over 10 million at June 30, 1997. The Company's operations were affected by the following;

 .  June 1998 Connecticut and upstate New York market launches
 .  June 1998 return of C-Block licenses reducing FCC debt and accrued interest by $337 million
 .  May 1998 $252.4 million net proceeds from preferred stock issuance
 .  March 1998 Boston and Miami market launches
 .  February 1998 refinancing of $515 million interim credit facility with $750 million credit facility
 .  January 1998 $400 million credit facility for the Midwest market
 .  September 1997 Philadelphia and central Pennsylvania market launches
 .  August 1997 $352.5 million credit facility for the Boston and Miami markets
 .  July 1997 $120 million credit facility for the Philadelphia and Dover markets

RESULTS OF OPERATIONS

  Revenues for the three months ended June 30, 1998 increased $35.3 million, or 512% to $42.2 million, compared to revenues of $6.9 million for the three months ended June 30, 1997. Year-to-date revenues increased $61.8 million, or 430% to $76.3 million compared to revenues of $14.4 million in 1997. Service revenues increased by $30.6 million for the quarter and $57.5 million year-to-date, because of a continued increase in the company's customer base. As a result of the increase in the customer base, handset and accessories revenues increased $2.8 million for the quarter and $6.2 million year-to-date. The larger customer base resulted from commercial operations in the greater metro areas of New York, Miami, Boston, Philadelphia, and several other Pennsylvania markets. The New York metro area coverage continues to expand, while the Philadelphia and other Pennsylvania markets began offering commercial service in September 1997. Boston and Miami began service in the last two weeks of March 1998. Revenues for the first two quarters of 1997 were generated from the New York metro area exclusively. The Company did not heavily advertise in the New York metro market until February 1997. The Company's Equipment Subsidiary had revenues related to engineering services and license fees of $1.9 million in the second quarter of 1998 and $2.6 million year-to-date, compared to zero and $4.5 million in the second quarter of 1997 and year-to-date 1997, respectively.

  Total operating costs and expenses increased $94.4 million, or 157% to $154.7 million for the three months ended June 30, 1998 and increased $172.1 million, or 162% to $278.4 million year-to-date. Cost of service revenues were approximately $36.8 million for the three months ended June 30, 1998, compared to $8.1 million for the three months ended June 30, 1997. Year-to-date costs of service revenues were $60.2 million. Included in the $36.8 million cost of services for the quarter was approximately $9.6 million of costs associated primarily with international fraud. The Company believes that the sources of this fraud have largely been suppressed as of July 1998 and steps have been taken with foreign carriers to limit future exposure to such fraud. While the Company is in negotiations to attempt to reduce these charges, there can be no assurances the amounts recorded will be reduced. Excluding these fraud charges, the key causes for the increase in cost of services are increased numbers of cell sites in operation and under construction from 470 at June 30, 1997 to 1,915 at June 30, 1998, expanded minutes of use, and higher subscriber additions in the first half of 1998 compared to the first half of 1997. The increase in these indicators results from the Company offering commercial service in several markets

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

in 1998, which were not operational in 1997, including the Boston and Miami markets launched at the end of the first quarter of 1998 and the Connecticut and upstate New York markets launched in June 1998. Cost of handset and accessories revenues rose $13.5 million to $23.3 million for the second quarter 1998 and $35.9 million to $53.2 million year-to-date. Handset and accessories costs increased as a result of additional new customers joining Omnipoint in the six months ended June 30, 1998 compared to the same period in 1997.

  Research and development expenses decreased by 13%, or approximately $.7 million, to $5.9 million for the three months ended June 30, 1998, compared to $5.2 million for the three months ended June 30, 1997. Year-to-date research and development expenses decreased by 15%, or $2 million, to $11 million year-to-date. The Company's technology subsidiary is nearing completion of its work on the PCS Fixed Access System, resulting in the expense reduction. The decrease was primarily due to a decrease in R&D components, and equipment purchases.

  Sales, general, and administrative expenses relate to the Parent Company as well as its two major operating subsidiaries, Omnipoint Communications Services ("OCS") and Omnipoint Technologies ("OTI"). General and administrative costs include costs such as legal fees, patents, regulatory costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefit costs other than those classified as research and development, those related to cost of service, and those related to selling. Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect, and direct distribution channels but excludes the costs of handsets and accessories. Sales, general and administrative costs increased by $32.4 million and $64.1 million for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997, or an increase of 132.0% and 166%, respectively. These increases are driven by (i) the 500% increase in ending subscribers at June 30, 1998, compared to June 30, 1997; (ii) increase in the number of distribution outlets by 300% and (iii) an increase in the number of employees by 97% year over year at June 30, 1998. As a consequence of the Company's rapid growth, several areas created challenges for the Company. Customer acquisition costs dropped from over $710 per gross add for the six months ended June 30, 1997 to approximately $490 per gross add for the six months ended June 30, 1998. While bad debt expense as a percentage of total revenue declined marginally during the six months ended June 30, 1998, compared to the percentage for the year ending December 31, 1997, management desires to further reduce this item. Additionally, the rapid increase in subscribers and the pioneering of prepay services forced the Company to outsource resources in several areas, particularly in customer care support and billing. The Company is building a second customer care center that is planned to come on line in the third quarter, and is also introducing a new Intelligent Network ("IN") platform to better monitor and handle the needs of prepay customers.

  Depreciation and amortization increased approximately $19 million or 150% to $31.6 million for the three months ended June 30, 1998 and $28.4 million, or 123% to $51.5 million year-to-date. The increase is due to commencement of depreciation on the network infrastructure equipment from recently launched markets and amortization of FCC licenses when placed into commercial service.

  As a result of the changes in revenues and operating costs and expenses discussed above, the Company's loss from operations increased $59.1 million, or 111% to $112.5 million for the second quarter 1998 and $110.3 million, or 120% to $202.2 million year-to-date.

  Interest income increased approximately $1.7 million, to $5.6 million for the three months ended June 30, 1998 and decreased $1.4 million to $7.2 million year-to-date. The increase was due to interest from the proceeds of the May 1998 preferred stock offering partially offset by the use of cash and cash equivalents in the continued expansion and equipment purchases for new and existing markets for the first two quarters of 1998.

  Interest expense increased by 204%, or approximately $38.6 million, to $57.5 million for the three months ended June 30, 1998 and 146%, or approximately $54.7 million to $92.2 million year-to-date. The increase was due to increased amounts outstanding from loans payable under financing agreements and the FCC license obligations partially offset by capitalized interest. The Company capitalized interest of $4.8 million during the second quarter of 1998 and $6.4 million year to date.

   Loss before extraordinary item increased approximately $100.9 million, or 148% to $169.2 million for the three months ended June 30, 1998 compared to $68.3 million for the three months ended June 30, 1997. Loss before extraordinary item year-to-date 1998 was $294 million compared to $120.7 million for year-to-date 1997. This increase was primarily due to a general increase in operating expenses, as well as an increase in net other expenses associated with an increasing customer base and expansion of commercial operations in existing and new markets.

  In June 1998, the Company recognized an extraordinary loss of $11.1 million from the return of C-block licenses. The Company returned fourteen licenses and disaggregated four others. Interest associated with the disaggregated and returned licenses was $4.1 million and $8.4 million for the three and six months ended June 30, 1998, respectively.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-


  Net loss after extraordinary item increased approximately $112.1 million, or 164% to $180.4 million for the three months ended June 30, 1998 compared to $68.3 million for the three months ended June 30, 1997. Net loss year-to-date 1998 increased $184.4 million, or 153% to $305.1 million compared to $120.7 million for year-to-date 1997.

LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 1998, the Company reported an increase in cash and cash equivalents of $172.1 million. This increase is primarily due to proceeds of $252.4 million from the issuance of 7% Cumulative Convertible Preferred Stock (the "Offering", or "Preferred Stock") partially offset by the Company's additional activity relating to the operation of the New York MTA network, several Pennsylvania markets, the March 1998 launch of the Boston and Miami markets, the continued buildout of the Company's core PCS networks, and interest expense associated with the Company's related obligations. Operations of the Company for the first six months of 1998 have been financed through advances of $534.6 from various financing agreements and through $252.4 million of net proceeds from the issuance of Preferred Stock. Cash used in operations through the second quarter 1998 increased $268.7 million to $285 million due to ongoing operations and the launch of the Miami and Boston markets in March, the launch of the Connecticut and upstate New York markets in June. Additionally, during the second quarter of 1998, the Company suffered losses due to international fraud. The Company believes that the fraud suffered has largely been eliminated and steps have been taken with foreign carriers to limit future exposure to fraud.

  Cash used in investing activities was $294.2 million for the six months ended June 30, 1998, compared to $187.6 million for the six months ended June 30, 1997. Investing activities consists primarily of $322.9 million for purchases of PCS network infrastructure related items and lab equipment used in engineering and manufacturing, and $9.4 million for investments in joint ventures, partially offset by proceeds of $26.2 million net from short and long term investments and $18.1 million net transactions associated with FCC licenses.

  Cash provided by financing activities was $751.3 million for the six months ended June 30, 1998, compared to $113.7 million for the six months ended June 30, 1997. As of June 30, 1998, the Company had positive working capital of approximately $81.1 million. The Company has available borrowing capacity from its existing credit facilities based partially on qualified future fixed asset purchases of $588.0 million, as of June 30, 1998. On February 15, 1998, the Company used $26.2 million of proceeds from its escrow deposit account to pay interest on the 11 5/8% Senior and Series A Notes.

  In May 1998, the Company completed the private placement of 6,500,000 Depositary Shares, each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock. Each Depositary Share has a Liquidation Preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $252.4 million net of offering costs and proceeds placed into the Deposit Account.

  The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company believes the BankAmerica Facility, Permanent Facility, the Ericsson MB Facility, the Ericsson Philadelphia Facility, the Midwest Facility and the 1998 offering of Preferred Stock, will be sufficient to fund operating losses, capital expenditures and working capital necessary for the buildout of the Company's PCS networks for the next twelve months. To the extent that the buildout of these networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through future FCC auctions, the Company may require additional funding to implement its business strategy.

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

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

    In June 1998, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a $160 million credit facility agreement with Bank of America International Limited (the "BankAmerica Facility"). The BankAmerica Facility replaced $150 million of credit under the July 1997 Ericsson MB Facility. Proceeds from the BankAmerica Facility are available to finance equipment purchases for the Miami and Boston markets. Interest on such amount is payable quarterly in arrears or at the end of each applicable interest period as provided in the BankAmerica Facility. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. EXPORTKREDITNAMNDEN ("EKN"), the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance of the BankAmerica Facility. Contemporaneously with the closing of the BankAmerica Facility, the Ericsson MB Facility was amended and restated to, among other things eliminate the $150 million portion that was replaced by the BankAmerica Facility. Ericsson was granted a five-year exclusive right to supply network equipment for the Boston and Miami markets. Subsequent to June 30, 1998, the Company borrowed $91.2 million to satisfy trade payables due to Ericsson which were classified as long term debt at June 30, 1998.

    Under the terms of the BankAmerica Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the ability to pay dividends and level of indebtedness. The BankAmerica Facility ranks pari passu with the Ericsson MB Facility and is collateralized by substantially all the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB.

    The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C-block Personal Communications Services licenses several options to restructure their license holdings and associated obligations. The Company elected under the Amnesty Option of the order to return 14 Basic Trading Area ("BTA") licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. Thus with respect to Amnestied licenses, the Company recognized a reduction of $110.5 million in debt and $13.4 million in accrued interest. The net book value of the fully returned licenses was $139.1 million.

    The Company also elected a second option, the Disagregation option, to return half the spectrum on BTAs covering the Philadelphia, Pa., Reading, Pa., Dover, De., and Atlantic City, N.J. markets. Under the Disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The Disaggregation extinguishes 50 percent of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. As a result of the disaggregation, the Company recognized a reduction of $131.8 million in debt, and $26.4 million in accrued interest. The net book value of the disaggregated 50 % of the licenses was $156.9 million.

    On a nominal basis, the two elections reduced the Company's debt and accrued interest by approximately $337 million. Additionally, the Company will receive approximately a $2.7 million refund for FCC interest previously paid on returned licenses. As a result of the amnesty and disaggregation elections, the Company recognized an extraordinary loss of $11.1 million in the second quarter.

    In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The $595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the second quarter, certain holders, at their option, converted $38.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Agreements is payable in installments, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements. As of June 30, 1998, the Company had approximately $740.6 million outstanding under the Permanent Credit Facility.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-


      In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. The Midwest facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the parent. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions. As of June 30, 1998 the Company had approximately $14.5 million outstanding under the Midwest Facility.

      Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including but not limited to restrictions on OMWH's ability to pay dividends and level of indebtedness. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all capital stock of OMWH owned by an indirect, wholly-owned subsidiary of the Company, Omnipoint PCS Entrepreneurs Two, LLC (" OPCS Two LLC").

      The $85 million portion of the Midwest Facility which has no required amortization, matures in March 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 2004). The remaining portion of the Midwest Facility which is available to finance equipment purchases from NorTel and certain eligible third party expenses is payable in installments beginning in 2002, with a final payment due December 2006. Interest on such amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The Midwest Facility was provided in conjunction with the amendment to the Northern Telecom Supply Agreement, wherein OMWH, together with other affiliates of the Company, agreed to purchase up to $210 million of equipment and services from Northern Telecom over a four-year period and to purchase GSM PCS network equipment exclusively from Northern Telecom in the Midwest markets.

      In August 1997, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides the immediate availability of $202.5 million, of which $100 million was funded to OMB at closing. The Company at its sole option can repay or prepay in whole or in part interest or principal under the $100 million portion of the loan in cash or with the Company's Common Stock under certain conditions. The remaining $150 million was replaced with a $160 million BankAmerica Facility partially guaranteed by EKN in July 1998. In connection with the BankAmerica Facility, the Company amended and restated the Ericsson MB Facility and granted Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of June 30, 1998, the Company had $131.9 million outstanding under the Ericsson MB Facility.

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

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-


  The principal amount of portions of the Ericsson MB Facility financing equipment purchases from Ericsson, and certain eligible third party provided costs, is repayable in installments beginning 2001, with a final payment due August 2006. Interest on such portion of the loan is payable quarterly (of which portions of the loan proceeds are available to finance such interest payments). The $100 million portion funded at closing has no required principal amortization, and matures August 2007. Interest on such portion is payable semi-annually (of which interest may be accreted until August 2003).

  In July 1997, OPCS Philadelphia Holdings, LLC ("OPCS"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson to provide financing to OPCS for up to $120 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). As of June 30, 1998, the Company had approximately $60.8 million outstanding under the Ericsson Philadelphia Facility. Under the terms of the Ericsson Philadelphia Facility, OPCS is subject to certain financial and operational covenants including restrictions on OPCS's ability to pay dividends, restrictions on indebtedness and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that, among other events, the failure of OPCS to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of OPCS and each of the license and operating subsidiaries for the Philadelphia and Dover markets, including a pledge of all capital stock of each such license and operating subsidiary as well as capital stock of OPCS.

  The principal amount of the Ericsson Philadelphia Facility is payable in twenty quarterly installments beginning in the year 2001, with a final payment due December 2005. Interest on such amount is payable quarterly in arrears with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments).

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of June 30, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended June 30, 1998.

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data beginning with the fiscal year ending December 31, 1998.

  In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management believes this statement will not impact the Company's financial statements.

                          Part II -- Other Information

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 10-Q

(a)  Exhibits

       10.63* Loan agreement, dated June 25, 1998, by and between Omnipoint MB Holdings, L.L.C. and Bank of America National Trust and Savings Association.

       10.64* Amended and restated loan agreement, dated June 25, 1998, by and between Omnipoint MB Holdings, L.L.C. and Ericsson Inc.

       27.1    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

        None.


----------
*Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting confidential treatment under Rule 24B-2 under the Exchange Act of 1934, filed August 14, 1998.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNIPOINT CORPORATION

Date: August 14, 1998                 /s/ Bradley E. Sparks
                                      ------------------------
                                      Bradley E. Sparks
                                      Chief Financial Officer