Form 10-Q
period 1998-09-30
OMNIPOINT CORP \DE\
filed 1998-11-16
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER:  0-27442



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

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

  Shares of common stock outstanding as of November 9, 1998 were 52,820,217.

                                   Form 10-Q

                    Omnipoint Corporation and Subsidiaries

                               Table of Contents

                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets-
            September 30, 1998 and December 31, 1997                          2

          Condensed Consolidated Statements of Operations-
            Three and Nine Months Ended September 30, 1998
            and September 30, 1997                                            3

          Condensed Consolidated Statements of Cash Flows-
            Nine Months Ended September 30, 1998 and September 30, 1997       4

          Condensed Consolidated Statements of  Stockholders' Deficit-
            Nine Months Ended September 30, 1998                              5

          Notes to Condensed Consolidated Financial Statements                6

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               11

Part II.  OTHER INFORMATION AND SIGNATURE                                    20

                                      -1-

                         PART I. FINANCIAL INFORMATION

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           September 30,         December 31,
                                                                                               1998                  1997
                                                                                            ----------            ----------
                                        ASSETS                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                               $  148,309            $   63,581
    Short term investments                                                                         267                15,009
    Escrow deposit                                                                                   -                51,230
    Accounts receivable, net of allowances of $11,826 and $5,746 as of
      September 30, 1998 and December 31, 1997, respectively                                    35,175                20,079
    Inventory                                                                                   34,652                39,962
    Prepaid expenses and other current assets                                                   21,173                 8,554
                                                                                            ----------            ----------
          Total current assets                                                                 239,576               198,415

Fixed assets, net
    Network infrastructure equipment-in-service                                                729,418               263,781
    Construction in progress                                                                   237,614               274,575
    Other fixed assets                                                                         111,746                93,520
    Less accumulated depreciation                                                             (117,003)              (46,886)
                                                                                            ----------            ----------
                                                                                               961,775               584,990

FCC licensing costs, net of accumulated amortization of $37,931 and
          $28,854 as of September 30, 1998 and December 31, 1997, respectively                 649,607               938,533
Deferred financing costs and other intangible assets, net                                       44,216                27,534
Investments in affiliates and joint ventures                                                    26,131                23,180
Other long-term assets                                                                          10,207                 6,937
                                                                                            ----------            ----------
                                                                                            $1,931,512            $1,779,589
                                                                                            ==========            ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expenses                                                   $  179,579            $  150,135
    Accrued interest payable                                                                    33,701                57,791
    FCC license obligations                                                                    111,259                79,527
    Loans payable under financing agreement                                                      7,500                     -
    Deferred revenue and other current liabilities                                               5,398                 3,127
                                                                                            ----------            ----------
          Total current liabilities                                                            337,437               290,580

Loans payable under financing agreements                                                     1,143,582               513,766
Senior notes                                                                                    20,862                19,797
11 5/8% Senior and Series A Notes                                                              457,827               458,289
FCC license obligations                                                                        359,023               679,063

Commitments and contingencies

Stockholders' equity (deficit):
    7% Cumulative Convertible Preferred Stock, $1,000 par value, 5,000,000
    authorized, 325,000 and zero shares issued and outstanding, respectively                   270,962                     -
    Common stock, par value, $.01 per share; 75,000,000 shares authorized, 52,804,472
      and 52,270,879 shares issued and outstanding, respectively                                   528                   523
    Additional paid-in capital                                                                 318,462               334,231
    Accumulated deficit                                                                       (969,605)             (507,438)
    Unearned compensation and notes receivable                                                  (7,566)               (9,222)
                                                                                            ----------            ----------
          Total stockholders' deficit                                                         (387,219)             (181,906)
                                                                                            ----------            ----------
                                                                                            $1,931,512            $1,779,589
                                                                                            ==========            ==========

           See notes to condensed consolidated financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   ----------------------     ------------------------
                                                     1998          1997         1998           1997
                                                   ---------     --------     ---------      ---------
Revenues:
    Service revenues, net                          $  35,043     $ 10,012     $  98,042      $  15,548
    Handset and accessories revenues, net              6,409        3,817        17,119          8,230
    License fees and engineering services                703            -         3,251          4,500
                                                   ---------     --------     ---------      ---------
        Total revenues                                42,155       13,829       118,412         28,278

Operating costs and expenses:
    Cost of service revenues                          29,372       13,109        89,589         27,584
    Cost of handset and accessories revenues          17,012       16,751        69,401         34,048
    Cost of engineering sevices                          460            -         1,226              -
    Research and development                           4,327        5,983        15,316         18,927
    Sales, general, and administrative                69,868       26,922       172,563         65,445
    Depreciation and amortization                     33,654       12,245        85,169         35,314
                                                   ---------     --------     ---------      ---------
        Total operating costs and expenses           154,693       75,010       433,264        181,318

    Loss from operations                            (112,538)     (61,181)     (314,852)      (153,040)

Other income (expense):
    Equity in losses of joint ventures                (2,350)           -        (6,547)             -
    Interest income                                    2,113        2,157         9,327         10,759
    Interest expense                                 (44,428)     (22,145)     (136,660)       (59,602)
    Other income (expense)                               170            8        (2,320)            53
                                                   ---------     --------     ---------      ---------
Loss before extraordinary item                      (157,033)     (81,161)     (451,052)      (201,830)

Extraordinary loss on return of C-block licenses           -            -       (11,115)             -
                                                   ---------     --------     ---------      ---------
Net loss                                           $(157,033)    $(81,161)    $(462,167)     $(201,830)

Accretion of  7% Cumulative Convertible
 Preferred Stock                                      (5,230)           -        (8,716)             -
                                                   ---------     --------     ---------      ---------

Net loss attributable to common shareholders       $(162,263)    $(81,161)    $(470,883)     $(201,830)
                                                   =========     ========     =========      =========

Basic and diluted loss per common share:
Loss per common share before extraordinary item    $   (3.08)    $  (1.57)    $   (8.75)     $   (3.92)
Loss per common share on extraordinary item                -            -         (0.21)             -
                                                   ---------     --------     ---------      ---------
Net loss per common share-basic and diluted        $   (3.08)    $  (1.57)    $   (8.96)     $   (3.92)
                                                   =========     ========     =========      =========
Weighted average common shares
 outstanding-basic and diluted                        52,747       51,587        52,571         51,440
                                                   =========     ========     =========      =========

           See notes to condensed consolidated financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                      1998           1997
                                                                                    ---------      ---------
Cash flows used in operating activities:
  Net loss                                                                          $(462,167)     $(201,830)
  Extraordinary loss  on return of C-block licenses                                    11,115              -
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      85,169         35,314
    Inventory writedown to replacement cost                                                 -          5,166
    Accrued interest                                                                   (4,559)        34,468
    Equity in losses on investments in joint ventures                                   6,547              -
    Interest income associated with restricted cash                                    (1,084)        (2,964)
    Purchases of trading securities, net                                               14,742              -
    Other                                                                               1,655          1,925
  (Increase) decrease in operating accounts:
    Accounts receivable, net                                                          (15,096)       (11,125)
    Prepaid expenses and other assets                                                 (15,889)       (11,173)
    Inventory                                                                           5,310         12,718
    Accounts payable and accrued expenses                                              29,444         53,848
    Deferred revenue and other liabilities                                              2,317          2,943
                                                                                    ---------      ---------
Net cash used in operating activities                                                (342,496)       (80,710)

Cash flows used in investing activities:
  Purchase of fixed assets                                                           (326,410)      (327,363)
  Purchase of FCC licenses                                                            (13,000)      (121,964)
  Refund of FCC deposit                                                                     -         60,000
  Return of FCC licenses                                                               31,094              -
  Capitalized interest on C and F Block licenses                                       (6,285)       (32,334)
  Purchase of investment securities available for sale                                      -        (54,759)
  Proceeds from sales of investment securities available for sale                           -         79,533
  Proceeds from held to maturity investments and restricted cash                        2,314         44,435
  Investments in joint ventures                                                        (9,497)             -
                                                                                    ---------      ---------
Net cash used in investing activities                                                (271,784)      (352,452)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of issuance costs                    252,222              -
  Proceeds from issuance of common stock                                                2,977          1,629
  Proceeds from vendor financing agreements                                           109,534        301,458
  Payment on FCC licenses                                                             (52,508)             -
  Payment of deferred financing costs                                                 (19,937)             -
  Proceeds from permanent credit facility                                             400,000              -
  Payment on permanent credit facility                                                 (3,750)             -
  Proceeds from interim facility                                                       25,000              -
  Payment on vendor financing agreement                                               (14,484)             -
           Other                                                                          (46)           (41)
                                                                                    ---------      ---------
Net cash provided by financing activities                                             699,008        303,046

Net increase (decrease) in cash and cash equivalents                                   84,728       (130,116)
Cash and cash equivalents at beginning of period                                       63,581        215,029
                                                                                    ---------      ---------
Cash and cash equivalents at end of period                                          $ 148,309      $  84,913
                                                                                    =========      =========

Non-cash investing activities:
  Purchase of Urban Wireless' customer base                                             4,232              -
Non-cash financing activities:
  Purchases of network infrastructure equipment                                       121,016              -
  Refinancing of interim credit facility                                              350,000              -

           See notes to condensed consolidated financial statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                  Common Stock                 Additional       Preferred    Accumulated
                                     Shares       Amount    Paid-in Capital       Stock        Deficit         Other
                                    ----------   -------    ---------------     ---------    -----------     ---------
Balance, December 31, 1997          52,270,879      $523           $334,231      $      -      $(507,438)     $(9,222)
Exercise of stock options              462,583         5              1,449             -              -            -
Sale of common stock under
   Employee Stock Purchase Plan         45,218         -                862             -              -            -
Issuance of options in form
   of advanced compensation                  -         -                929             -              -         (929)
Issuance of 325,000 shares
   of preferred stock                        -         -            (10,024)      262,246              -            -
Issuance of common stock for
   employee 401(k) matching             25,792         -                660             -              -            -
Accretion of preferred stock                 -         -             (8,716)        8,716              -            -
Amortization of unearned
   compensation                              -         -                  -             -              -        1,746
Cancellation of unearned
   compensation                              -         -               (929)            -              -          929
Interest on employee notes receivable        -         -                  -             -              -         (109)
Forgiveness of employee
   notes receivable                          -         -                  -             -              -           19
Net loss                                     -         -                  -             -       (462,167)           -
                                    ----------   -------    ---------------     ---------    -----------     ---------
Balance, September 30, 1998         52,804,472      $528           $318,462      $270,962      $(969,605)     $(7,566)
                                    ==========   =======    ===============     =========    ===========     =========

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

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and September 30, 1997 and cashflows for the nine months ended September 30, 1998 and September 30, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

          Certain prior period amounts have been reclassified to conform to current presentation.

2. LOSS PER COMMON SHARE:

          The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128") which the Company adopted as of December 31, 1997. As the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 9,279,989 and 7,415,490 shares of common stock outstanding as of September 30, 1998 and 1997, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of preferred stock, convertible into 10,445,123 shares of common stock have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

3. INVENTORY:

          Inventory consists of the following (in thousands):

                                                                             September 30,           December 31,
                                                                                 1998                    1997
                                                                             -------------           -------------
Raw Materials                                                                    $   613                 $   810
GSM Handsets                                                                      30,774                  33,254
Accessories & SIM Cards                                                            3,265                   5,898
                                                                             -------------           -------------
                                                                                 $34,652                 $39,962
                                                                             =============           =============

4. OMNIPOINT MIDWEST FINANCING FACILITY:

          In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. Pursuant to the contribution of several central Pennsylvania markets to the D&E Communications, Inc./Omnipoint joint venture ("PCS One") and its need for financing, the Midwest Facility was amended and reduced from $400 million to $360 million in available financing. In a related transaction, a separate $40 million financing facility was created for the PCS One joint venture. The Midwest Facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the parent. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions.

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

          Pursuant to the amended Midwest Facility, PCS One entered into a credit facility agreement with NorTel for up to $40 million. The Company, through its subsidiary OMWH entered into a contribution agreement where the Company and D&E Communications, Inc. have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the PCS One facility plus dividends paid to D&E Communications, Inc. and OMWH. Since the Company and D&E have already jointly contributed $___ million to PCS One, the maximum remaining obligation to fulfill this commitment is $___ million. If current ownership percentages of the joint venture are maintained, even in the event of default, the Company's maximum remaining obligation is $___ million.

5. $750 MILLION PERMANENT CREDIT FACILITY:

          In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The
$595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the during the nine months ended September 30, 1998, certain holders, at their option, converted $44.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Agreements is payable quarterly in installments of one quarter of one percent of the principal balance, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements.

6. PREFERRED STOCK OFFERING:

          In May 1998, the Company completed the private placement of 6,500,000 depositary shares (the "Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering" or "Preferred Stock"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $252.2 million.

          Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million of the gross proceeds into a restricted deposit account (the "Deposit Account"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.875 per Depositary Share. The quarterly payments (paid on
February, May, August, and November of each year)   commence August 1998 and
continue until May 2001 (the "Deposit Expiration Date"). The Company, at its option, may instruct the deposit agent to disburse the quarterly payment in the form of cash or shares of the Company's common stock. The number of shares of common stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the common stock as of the date notice is given by the Company to the deposit agent. Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -CONTINUED-

any subsequent quarterly payment date. However, the payment cannot be delayed beyond the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depositary Shares in the form of common stock or cash. In the event of a quarterly payment made in the form of common stock at or prior to the Deposit Expiration Date, the deposit agent will reimburse the Company for the value of the quarterly payment in cash from the Deposit Account. In August, the deposit agent disbursed a quarterly cash payment of $5.7 million to holders of the Depositary Shares drawn against the Deposit Account.

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

          Each Depositary Share may be converted at any time at the option of the holder into 1.6069 shares of common stock. The Depositary Shares may not be redeemed prior to May 2001. On or after May 2001, the Depositary Shares may be redeemed, in whole or in part, at the option of the Company, in cash or common stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.

7. RETURN OF C-BLOCK LICENSES:

          The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C-block Personal Communications Services licenses several options to restructure their license holdings and associated obligations. The Company elected under the amnesty option of the Order to return 14 Basic Trading Area ("BTA") licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. Thus with respect to the returned licenses, the Company recognized a reduction of $110.5 million in debt and $13.4 million in accrued interest. The net book value of the fully returned licenses was $139.1 million.

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

8. OMNIPOINT MIAMI BOSTON BANK OF AMERICA FINANCING FACILITY:

          In June 1998, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a $160 million credit facility agreement with Bank of America International Limited (the "BankAmerica Facility"). The BankAmerica Facility replaced $150 million of credit under the July 1997 Ericsson MB Facility. Proceeds from the BankAmerica Facility are available to finance equipment purchases for the Miami and Boston markets. Interest on such amount is payable quarterly in arrears or at the end of each applicable interest period as provided in the BankAmerica Facility. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. During the third quarter of 1998, OMB borrowed $104.8 million from the BankAmerica Facility. EXPORTKREDITNAMNDEN ("EKN"), the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance of the BankAmerica Facility. Contemporaneously with the closing of the BankAmerica Facility, the Ericsson MB Facility was amended and restated to, among other things eliminate the $150 million portion that was replaced by the BankAmerica Facility. Ericsson was granted a five-year exclusive right to supply network equipment for the Boston and Miami markets.

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

9. PURCHASE OF URBAN WIRELESS' CUSTOMER BASE:

          The Company, through its subsidiary, Omnipoint Communications Services, LLC ("OCS") purchased the outstanding customer base of Urban Wireless Inc. in a non-cash transaction for $4.2 million. The Company forgave approximately $3.7 million in net accounts receivable due from Urban Wireless and issued a credit in the amount of $.5 million in exchange for the customer base which was subsequently determined to consist of approximately 20,500 subscribers.

10. COMMITMENTS AND CONTINGENCIES:

          In September 1998, the Company, through its subsidiary OCS, entered into a joint venture agreement with D&E Communications Inc. ("D&E") resulting in the formation of D&E/Omnipoint Wireless Joint Venture. PCS One entered into a financing agreement with Northern Telecom, Inc. to help finance the buildout of its central Pennsylvania markets. As a condition of the financing agreement, the Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement plus dividends in the event of any default on the financing agreement by PCS One. Since the Company and D&E have already jointly contributed $____ million to PCS One, the maximum remaining obligation to fulfill this commitment is $____ million. If current ownership percentages of the joint venture are maintained, even in the event of default, the Company's maximum remaining obligation is $____ million.

          The Company, through its subsidiaries, is also in various stages of negotiation for infrastructure equipment, handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

11. RECENT ACCOUNTING PRONOUNCEMENTS:

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of September 30, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

          In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended September 30, 1998.

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

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -CONTINUED-

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

OVERVIEW

Omnipoint reported a 1998 third quarter net loss of $157 million, an increase of 93%, or approximately $75.8 million over the same quarter in 1997. The year-to-date net loss is $462.2 million, an increase of 129%, or $260.4 million over the same period in 1997. The combination of added markets and improved coverage led to an increase in subscribers of over 200% over this same period. At September 30, 1997, the company offered PCS services in New York and had just commenced operations in Philadelphia and Atlantic City. One year later, at September 30, 1998, the company had built and launched services in over 20 additional cities including Boston, Providence, Miami, West Palm, Albany, Syracuse, Hartford and two joint ventures which offer services in Wichita, KS and several Pennsylvania markets including Harrisburg, York, Lancaster and Reading.

The Company was the first PCS operator in the country to offer prepaid services, reseller services, international calling and roaming and enhanced wireless services such as real time stock quotes and wireless internet access. The Company marketed to approximately 30 million pops at the beginning of the third quarter. The Company's operations were affected by the following;

 .  September 1998 purchase of Urban Wireless' customer base.
 .  June 1998 $160 million credit facility with the Bank of America.
 .  June 1998 Connecticut and upstate New York market launches.
 .  June 1998 return of C-Block licenses reducing FCC debt and accrued interest by $337 million.
 .  May 1998 $252.4 million net proceeds from preferred stock issuance.
 .  March 1998 Boston and Miami market launches.
 .  February 1998 refinancing of $516 million interim credit facility with $750 million credit facility.
 .  January 1998 $400 million credit facility for the Midwest market.
 .  September 1997 Philadelphia and Atlantic City market launches.
 . August 1997 $352.5 million credit facility for the Boston and Miami markets. . July 1997 $120 million credit facility for the Philadelphia and Dover markets.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1998 increased $28.4 million, or 206% to $42.2 million, compared to revenues of $13.8 million for the three months ended September 30, 1997. Year-to-date revenues increased $90.1 million, or 318% to $118.4 million compared to revenues of $28.3 million in 1997. Service revenues increased by $25 million, or 250% for the quarter and $82.5 million, or 530% year-to-date. The increase in service revenues is due to the continued increase in the number of subscribers partially offset by a slight decrease in average revenue per subscriber. As a result of the increase in the customer base, handset and accessories revenues increased $2.6 million for the quarter and $8.9 million year-to-date. The larger customer base resulted from commercial operations in the greater metro areas of New York, Miami, Boston, Philadelphia, and several other Pennsylvania markets. The New York and Philadelphia metro area coverages continue to expand, along with other less populated Pennsylvania markets. The Boston and Miami metro areas began service in the last two weeks of March 1998. Revenues for the first three quarters of 1997 were generated almost exclusively from the New York metro area. The Company did not heavily advertise in the New York metro market until February 1997. A

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

significant portion of the Company's customer base is prepay customers. The Company is currently developing new methods to analyze and report on its prepay customers and their usage characteristics. The Company's Equipment Subsidiary had revenues related to engineering services of $.7 million in the third quarter of 1998 and $3.3 million year-to-date, compared to zero and $4.5 million in license fees in the third quarter of 1997 and year-to-date 1997. The Company's technology subsidiary is party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.

Total operating costs and expenses increased approximately $79.7 million, or 106% to $154.7 million for the three months ended September 30, 1998 and increased approximately $252 million, or 139% to $433.3 million year-to-date. Cost of service revenues were $29.4 million for the three months ended
September 30, 1998, compared to $13.1 million for the three months ended September 30, 1997. Year-to-date costs of service revenues were $89.6 million. Included in the cost of services for the nine months ended September 30, 1998 was approximately $9.6 million of costs associated primarily with international fraud committed during the first six months of 1998. The Company believes that the sources of this fraud have largely been suppressed as of July 1998 and steps have been taken with foreign carriers to limit future exposure to such fraud. Excluding these fraud charges, the key causes for the increase in cost of services are increased numbers of cell sites in operation from 729 at September 30, 1997 to 2,416 at September 30, 1998, expanded minutes of use, and higher subscriber additions in the first three quarters of 1998 compared to the first three quarters of 1997. The increase in these indicators results from the Company offering commercial service in several markets in 1998, which were not operational in 1997, including the Boston and Miami markets launched at the end of the first quarter of 1998 and the Connecticut and upstate New York markets launched in June 1998. Cost of handset and accessories revenues rose approximately $.2 million to $17 million for the third quarter 1998 and $35.4 million to $69.4 million year-to-date. Handset and accessories costs increased as a result of customer additions partially offset by a decrease in unit costs in the nine months ended September 30, 1998 compared to the same period in 1997.

Research and development expenses decreased by 28%, or approximately
$1.7 million, to $4.3 million for the three months ended September 30, 1998, compared to $6 million for the three months ended September 30, 1997. Year-to-date research and development expenses decreased by 19%, or approximately
$3.6 million, to $15.3 million. The Company's technology subsidiary is nearing completion of its work on the PCS Fixed Access System, resulting in the expense reduction. Additionally, the Company has entered into several joint development agreements that fund portions of the Company's R&D expenses. The decrease was primarily due to a decrease in R&D components, and equipment purchases.

Sales, general, and administrative expenses relate to the Parent Company as well as its two major operating subsidiaries, Omnipoint Communications Services ("OCS") and Omnipoint Technologies ("OTI"). General and administrative costs include costs such as legal fees, patents, regulatory costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefit costs other than those classified as research and development, those related to cost of service, and those related to selling. Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect, and direct distribution channels but excludes the costs of handsets and accessories. Sales, general and administrative costs increased by approximately $43 million and $107.2 million for the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997, or an increase of 160% and 164%, respectively. These increases are driven by (i) an increase of over 200% in ending subscribers at September 30, 1998, compared to September 30, 1997; (ii) increase in the number of distribution outlets by ___% and (iii) an increase in the number of employees by __% year over year at September 30, 1998. As a result of the increases in subscribers and employees, advertising and marketing, consulting, payroll and indirect acquisition costs rose substantially for both the quarter and year-to-date 1998 over the same periods in 1997. Customer acquisition costs per subscriber additions continued to decline for the three and nine months ended September 30, 1998. Bad debt expense as a percentage of total revenues increased during the nine months ended September 30, 1998, compared to the percentage for the year ending December 31, 1997. During the third quarter 1998, the Company undertook a significant effort to write-off accounts receivable balances to bad debt that was related to inadequate payments and inactive monthly and prepay accounts. The Company implemented an improved credit scoring system, modified control procedures, and increased its monitoring of subscriber activity in order to improve the screening and handling of its accounts and associated receivables. Additionally, the rapid increase in subscribers and the pioneering of prepay services led the Company to outsource resources in several areas, particularly in customer care support and billing. The Company built a second customer care center in the third quarter, and is also introducing a new Intelligent Network ("IN") platform to better monitor and handle the needs of prepay customers.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

Depreciation and amortization increased approximately $21.5 million or 176% to $33.7 million for the three months ended September 30, 1998 and $49.9 million, or 141% to $85.2 million year-to-date. The increase is due to commencement of depreciation on the network infrastructure equipment from recently launched markets and amortization of FCC licenses when placed into commercial service.

As a result of the changes in revenues and operating costs and expenses discussed above, the Company's loss from operations increased approximately $51.3 million, or 84% to $112.5 million for the third quarter 1998 and $161.9 million, or 106% to $314.9 million year-to-date.

Equity in losses from joint ventures was $2.4 million and $6.5 million for the third quarter of 1998 and year to date 1998, respectively, compared to zero losses in 1997. The Company expects to continue to incur more losses to come from its equity ownership interests in the Wichita and PCS One joint ventures as they continue to build out their respective networks in Wichita and central Pennsylvania.

Interest income decreased to $2.1 million for the three months ended September 1998 and decreased $1.5 million to $9.3 million year-to-date. The decrease was due to the use of cash and cash equivalents due to continued expansion and equipment purchases for new and existing markets for the first three quarters of 1998 partially offset by interest from the proceeds of the May 1998 preferred stock offering.

Interest expense increased by 101%, or approximately $22.3 million, to $44.4 million for the three months ended September 30, 1998 and 129%, or approximately $77.1 million to $136.7 million year-to-date. The increase was due to increased amounts outstanding from loans payable under financing agreements and the FCC license obligations partially offset by capitalized interest. The Company capitalized interest of $6.3 million year to date.

Loss before extraordinary item increased approximately $75.8 million, or 93% to $157 million for the three months ended September 30, 1998 compared to $81.2 million for the three months ended September 30, 1997. Loss before extraordinary item year-to-date 1998 was $451.1 million compared to $201.8 million for year-to-date 1997. This increase was primarily due to a general increase in operating expenses, as well as an increase in net other expenses associated with an increasing customer base and expansion of commercial operations in existing and new markets.

In June 1998, the Company recognized an extraordinary loss of $11.1 million from the return of C-block licenses. The Company returned fourteen licenses and disaggregated four others. Interest associated with the disaggregated and returned licenses was $4.1 million and $8.4 million for the nine months ended September 30, 1998, respectively.

Net loss after extraordinary item increased approximately $75.8 million, or 93% to $157 million for the three months ended September 30, 1998 compared to $81.2 million for the three months ended September 30, 1997. Net loss year-to-date 1998 increased $260.4 million, or 129% to $462.2 million compared to $201.8 million for year-to-date 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company reported an increase in cash and cash equivalents of $846.7 million. This increase is primarily due
to advances of   $980.6 million from various financing agreements and net
proceeds of $252.2 million from the issuance of 7% Cumulative Convertible Preferred Stock ("Preferred Stock") partially offset by the Company's additional activity relating to the operation of the New York MTA network, several Pennsylvania markets, the March 1998 launch of the Boston and Miami markets, the continued buildout of the Company's core PCS networks, and interest expense associated with the Company's related obligations. Operations of the Company for the first nine months of 1998 have been financed through advances from various financing agreements and through proceeds from the issuance of Preferred Stock.

Cash used in operations for the nine months ended September 30, 1998 increased $261.8 million to $342.5 million due to ongoing operations and the launch of the Miami and Boston markets in March, the launch of the Connecticut and upstate New York markets in June. Additionally, during the second quarter of 1998, the Company identified losses due to fraudulent activities. The Company believes that the international roaming fraud suffered has largely been eliminated and steps have been taken with foreign carriers to limit future exposure to this type of fraud.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-


Cash used in investing activities was $271.8 million for the nine months ended September 30, 1998, compared to $352.5 million for the nine months ended September 30, 1997. Investing activities consists primarily of $326.4 million for purchases of PCS network infrastructure related items and lab equipment used in engineering and manufacturing, and $9.5 million for investments in joint ventures, partially offset by proceeds of $52.3 million net from short and long term investments and $18.1 million net transactions associated with FCC licenses. Non-cash investing activities of the Company include the purchase of Urban Wireless' customer base for approximately $3.7 million in net receivables owed by Urban Wireless to the Company and a $.5 million credit issued to Urban Wireless.

Cash provided by financing activities was $699.8 million for the nine months ended September 30, 1998, compared to $303 million for the nine months ended September 30, 1997. As of September 30, 1998, the Company had negative working capital of approximately $97.8 million. At September 30, 1998, the Company had a total borrowing capacity from its existing credit facilities of $460.9 million comprised of immediate borrowing capacity of $125.9 million and future borrowing capacity of $335 million based on qualified future fixed asset purchases. The Company must raise additional capital in order to continue its operations into the second quarter of 1999. The Company is currently in negotiations for additional financing. However, there can be no assurance that such financing will be obtained on favorable terms, or at all. In February and August 1998, the Company used $52.3 million of proceeds from its escrow deposit account to pay interest on the 11 5/8% Senior and Series A Senior Notes. Non-cash financing activities of the Company include the purchase of network infrastructure equipment from vendors of $121 million and the $350 million refinancing of the interim credit facility.

In May 1998, the Company completed the private placement of 6,500,000 Depositary Shares, each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock. Each Depositary Share has a Liquidation Preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $252.2 million net of offering costs and proceeds placed into the Deposit Account. Quarterly cash payments, funded through the Deposit Account, commenced in August 1998 and will continue until May 2001. Cumulative annual dividends begin to accrue May 2001 unless the Company elects early termination of the Deposit Account. If the Company elects early termination of the Deposit Account, dividends will begin to accrue immediately preceding the date of the early termination. In August 1998, the Company approved the quarterly cash disbursement of $5.7 million, drawn from the Deposit Account to pay the holders of Depositary Shares.

The Company's future capital requirements will depend upon many factors, including the successful development of new markets, the extent and timing of acceptance of the Company's services in the market, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company also believes the Permanent Facility, the BankAmerica Facility, the Ericsson MB Facility, the Ericsson Philadelphia Facility, the amended Midwest Facility, the Preferred Stock offering, and reducing the cash requirements of the Company's R&D subsidiary will be sufficient to fund operating losses, revised capital expenditure plans and working capital that is necessary for the Company for the next several months. The Company is currently in negotiations for additional and expanded financing with its vendors. Future financings are expected to fund a portion of both future fixed asset purchases and working capital requirements. However, there can be no assurance that such financing will come to completion on favorable terms, or at all. To the extent that the buildout of these networks are faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through future FCC auctions, the Company will require additional funding sooner to implement its business strategy.

The Company, through its subsidiary OCS, entered into a joint venture agreement with D&E Communications Inc. ("D&E") D&E/Omnipoint Wireless Joint Venture ("PCS One") entered into a financing agreement with Northern Telecom, Inc. to help finance the buildout of its central Pennsylvania markets. As a condition of the financing agreement, the Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement in the event of any default on the agreement by PCS One.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

In June 1998, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a $160 million credit facility agreement with Bank of America International Limited (the "BankAmerica Facility"). The BankAmerica Facility replaced $150 million of credit under the July 1997 Ericsson MB Facility. Proceeds from the BankAmerica Facility are available to finance equipment purchases for the Miami and Boston markets. Interest on such amount is payable quarterly in arrears or at the end of each applicable interest period as provided in the BankAmerica Facility. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. EXPORTKREDITNAMNDEN ("EKN"), the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance of the BankAmerica Facility. Contemporaneously with the closing of the BankAmerica Facility, the Ericsson MB Facility was amended and restated to, among other things eliminate the $150 million portion that was replaced by the BankAmerica Facility. Ericsson was granted a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of September 30, 1998, the Company had $104.8 million outstanding under the BankAmerica Facility.

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

The Company also elected a second option, the disaggregation option, to return half the spectrum on BTAs covering the Philadelphia, Pa., Reading, Pa., Dover, De., and Atlantic City, N.J. markets. Under the disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The disaggregation extinguishes 50 percent of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. As a result of the disaggregation, the Company recognized a reduction of $131.8 million in debt, and $26.4 million in accrued interest. The net book value of the disaggregated 50 % of the licenses was $156.9 million.

On a nominal basis, the two elections reduced the Company's debt and accrued interest by approximately $337 million. Additionally, the Company will receive approximately a $2.7 million refund for FCC interest previously paid on returned licenses. As a result of the amnesty and disaggregation elections, the Company recognized an extraordinary loss of $11.1 million in the second quarter.

In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The $595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the second quarter, certain holders, at their option, converted $44.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Agreements is payable in installments, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements. As of September 30, 1998, the Company had approximately $746.3 million outstanding under the Permanent Credit Facility.

In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. Concurrent with the NorTel financing agreement with PCS One, the Midwest Facility was amended to reduce the amount available from $400 million to $360 million. The Midwest Facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the parent. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions. In August 1998, the Company repaid the remaining balance of approximately $14.5 million outstanding under the Midwest Facility. The $14.5 million was originally used to purchase network infrastructure equipment for a market which was later contributed to joint ventures of the Company. Subsequent to September 30, 1998, the Company drew $42.5 million from the Midwest Facility.

Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including but not limited to restrictions on OMWH's ability to pay dividends and level of indebtedness. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiary, as well as all capital stock of OMWH owned by an indirect, wholly-owned subsidiary of the Company, Omnipoint PCS Entrepreneurs Two, LLC (" OPCS Two LLC").

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

In August 1997, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides the immediate availability of $202.5 million, of which $100 million was funded to OMB at closing. The Company at its sole option can repay or prepay in whole or in part interest or principal under the $100 million portion of the loan in cash or with the Company's Common Stock under certain conditions. The remaining $150 million was replaced with a $160 million BankAmerica Facility partially guaranteed by EKN in June 1998. In connection with the BankAmerica Facility, the Company amended and restated the Ericsson MB Facility and granted Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of September 30, 1998, the Company had $186.1 million outstanding under the Ericsson MB Facility.

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

In July 1997, OPCS Philadelphia Holdings, LLC ("OPCS"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson to provide financing to OPCS for up to $120 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). Under the terms of the Ericsson Philadelphia Facility, OPCS is subject to certain financial and operational covenants including restrictions on OPCS's ability to pay dividends, restrictions on indebtedness and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that, among other events, the failure of OPCS to pay when due amounts owing to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of OPCS and each of the license and operating subsidiaries for the Philadelphia and Dover markets, including a pledge of all capital stock of each such license and operating subsidiary as well as capital stock of OPCS. As of September 30, 1998, the Company had approximately $114 million outstanding under the Ericsson Philadelphia Facility.

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

In November 1998, the Company reached a settlement with the United States Department of Justice ("DOJ") in the form of a consent decree that involves no penalties, ending an investigation into certain bidding techniques that a number of bidders employed during the FCC's PCS license auctions. The FCC had dropped its independent investigation several months earlier after a lengthy review of Omnipoint's bidding, as well as that of many other bidders. The Company strongly believes that it did nothing wrong during any FCC auction, and that had it chosen to fight the DOJ's assertions in court, that the Company would have prevailed. In agreeing to the consent decree, the Company does not admit to any wrong doing, nor was it found guilty of any wrong doing. The decree does not impose any penalties, nor does it prevent the Company from participating in any future FCC auctions. The DOJ, in order to end the investigation, had to file the suit and the consent decree settlement simultaneously. No further legal action in regards to this suit is expected from either party.

YEAR 2000 COMPLIANCE

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millenium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent of non-compliance with the Y2K issue and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is proceeding on schedule to be Y2K compliant by the second quarter of 1999.

The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers compliance. The Y2K compliance team created a five stage process for becoming Y2K compliant. The five process stages are
(1) compiling a complete inventory of all date sensitive technology equipment;
(2) prioritizing systems affected based on estimated time to compliance, vendor and maintenance schedule; (3) performing modification of affected systems; (4) completing testing of modified systems; and (5) performing implementation of modified systems. The Company has generally completed the inventory of its date sensitive technology equipment and is in various stages of prioritizing and modifying a number of the systems.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

EMBEDDED TECHNOLOGY AND INFRASTRUCTURE EQUIPMENT. The embedded technology and infrastructure equipment area of concern consists primarily of the hardware portion of the switching platforms and network surveillance equipment. Much of this equipment, specifically the switching platforms, is purchased from third party vendors and has a yearly maintenance contracts. The maintenance contracts include regular software and hardware upgrades that should automatically bring the equipment into Y2K compliance. The Company is dependent on those third parties to assess the impact of the Y2K problem on the technology they have supplied and to take any necessary corrective action. All corrective action taken by these third parties is covered under maintenance contracts and would be part of regularly scheduled maintenance. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by June 30, 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant.

NON-EMBEDDED TECHNOLOGY EQUIPMENT. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. Future expenditures in this area will not be material. Nonetheless, the Company is in the process of prioritizing those systems that are not Y2K compliant and upgrading or replacing non-compliant systems. All non-embedded technology systems are scheduled to be Y2K compliant by June 30, 1999.

THIRD PARTY SUPPLIERS. The Company is currently in the process of prioritizing its critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, commencing in the fourth quarter of 1998, with completion expected by June 30, 1999.

RISK AND CONTINGENCY PLAN. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's signal, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, signal loss, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, and the inability for the Company to manage its business. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to
become Y2K compliant.   The failure of third parties with which the Company has
financial or operational relationships such as network maintenance contractors, roaming partners, handset and accessory providers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations.

The Company is currently working diligently to become Y2K compliant by June 30, 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans during 1999 as part of its Y2K risk mitigation efforts.

COSTS. Total costs incurred to date specifically associated with becoming Y2K compliant have been less than $1 million. The total estimated specific costs of becoming Y2K compliant is estimated to be less than $10 million. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade have not been included in this estimate. These costs, considered by the Company to be a normal recurring expense, will be included in the Y2K compliance costs once the specific Y2K components can be identified and allocated.

The Company's expectations about future costs and timely completion of its Y2K modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying embedded technology and infrastructure equipment as well as non-embedded equipment that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected systems and equipment, the nature and amount of testing, verification, the rate and magnitude of related labor costs, and the success of the Company's suppliers, in addressing the Y2K issue.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-


RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income
(loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of September 30, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the quarter ended September 30, 1998.

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

                         PART II -- OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

          None

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 10-Q

(a) Exhibits

     10.65* Capital Contribution Agreement dated September 18, 1998, by and between Omnipoint Corporation and D&E Communications, Inc.

     27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K

          None.

 ----------

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OMNIPOINT CORPORATION

Date: November 16, 1998
                                         /s/ Harry Plonskier
                                         -------------------------------------
                                         Treasurer and Chief Accounting Officer