Form 10-Q/A
period 1998-09-30
OMNIPOINT CORP \DE\
filed 1998-11-17
CIK 1002532

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.


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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

          Condensed Consolidated Statement of Stockholders' Deficit-
            Nine Months Ended September 30, 1998                              5

          Notes to Condensed Consolidated Financial Statements                6

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               11

Part II.  OTHER INFORMATION AND SIGNATURE                                    20

                                      -1-

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.


                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                      1998           1997
                                                                                    ---------      ---------
Cash flows used in operating activities:
  Net loss                                                                          $(462,167)     $(201,830)
  Extraordinary loss  on return of C-block licenses                                    11,115              -
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      85,169         35,314
    Inventory writedown to replacement cost                                                 -          5,166
    Accrued interest                                                                   (4,559)        34,468
    Equity in losses on investments in joint ventures                                   6,547              -
    Interest income associated with restricted cash                                    (1,084)        (2,964)
    Purchases of trading securities, net                                               14,742              -
    Other                                                                               1,655          1,925
  Changes in operating accounts:
    Accounts receivable, net                                                          (15,096)       (11,125)
    Prepaid expenses and other assets                                                 (15,889)       (11,173)
    Inventory                                                                           5,310         12,718
    Accounts payable and accrued expenses                                              29,444         53,848
    Deferred revenue and other liabilities                                              2,317          2,943
                                                                                    ---------      ---------
Net cash used in operating activities                                                (342,496)       (80,710)

Cash flows used in investing activities:
  Purchase of fixed assets                                                           (326,410)      (327,363)
  Purchase of FCC licenses                                                            (13,000)      (121,964)
  Refund of FCC deposit                                                                     -         60,000
  Return of FCC licenses                                                               31,094              -
  Capitalized interest on C and F Block licenses                                       (6,285)       (32,334)
  Purchase of investment securities                                                         -        (54,759)
  Proceeds from sales of investment securities                                              -         79,533
  Proceeds from held to maturity investments and restricted cash                       52,314         44,435
  Investments in joint ventures                                                        (9,497)             -
                                                                                    ---------      ---------
Net cash used in investing activities                                                (271,784)      (352,452)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of issuance costs                    252,222              -
  Proceeds from issuance of common stock                                                2,977          1,629
  Proceeds from vendor financing agreements                                           109,534        301,458
  Payment on FCC licenses                                                             (52,508)             -
  Payment of deferred financing costs                                                 (19,937)             -
  Proceeds from permanent credit facility                                             400,000              -
  Payment on permanent credit facility                                                 (3,750)             -
  Proceeds from interim facility                                                       25,000              -
  Payment on vendor financing agreement                                               (14,484)             -
  Other                                                                                   (46)           (41)
                                                                                    ---------      ---------
Net cash provided by financing activities                                             699,008        303,046

Net increase (decrease) in cash and cash equivalents                                   84,728       (130,116)
Cash and cash equivalents at beginning of period                                       63,581        215,029
                                                                                    ---------      ---------
Cash and cash equivalents at end of period                                          $ 148,309      $  84,913
                                                                                    =========      =========

Non-cash investing activities:
  Purchase of Urban Wireless' customer base                                         $   4,232              -
Non-cash financing activities:
  Purchases of network fixed assets with vendor financing                             121,016              -
  Refinancing of interim credit facility                                              350,000              -

           See notes to condensed consolidated financial statements.

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and September 30, 1997 and cash flows for the nine months ended September 30, 1998 and September 30, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

          Certain prior period amounts have been reclassified to conform to current presentation.

2. LOSS PER COMMON SHARE:

          The Company computes basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128") which the Company adopted as of December 31, 1997. As the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 9,279,989 and 7,415,490 shares of common stock outstanding as of September 30, 1998 and 1997, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of preferred stock, convertible into 10,445,123 shares of common stock have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

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
                                                                             =============           =============

4. OMNIPOINT MIDWEST FINANCING FACILITY:

          In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. The Midwest Facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. Pursuant to the D&E Communications, Inc./Omnipoint joint venture ("PCS One") and its need for financing, the Midwest Facility was amended and reduced from $400 million to $360 million in available financing. In a related transaction, a separate
$40 million financing facility was created for the PCS One joint venture. The Midwest Facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the Company. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions.

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

          Pursuant to the amended Midwest Facility, PCS One entered into a credit facility agreement with NorTel for up to $40 million. The Company entered into a contribution agreement where the Company and D&E Communications, Inc. have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the PCS One facility plus dividends paid to D&E Communications, Inc. and the Company. Since the Company and D&E have already jointly contributed $23.6 million to PCS One, which is greater than the current draw on the facility, the maximum remaining obligation was zero as of September 30, 1998. If current ownership percentages of the joint venture are maintained, the Company's anticipated future contribution to meet this obligation would be less than $14 million.

5. $750 MILLION PERMANENT CREDIT FACILITY:

          In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The
$595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the nine months ended September 30, 1998, certain holders, at their option, converted $44.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Agreements is payable quarterly in installments of one quarter of one percent of the principal balance, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Agreements.

6. PREFERRED STOCK OFFERING:

          In May 1998, the Company completed the private placement of 6,500,000 depositary shares (the "Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering" or "Preferred Stock"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock or $325 million for the entire 325,000 shares of Preferred Stock. Net proceeds to the Company totaled approximately $252.2 million.

          Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million of the gross proceeds into a restricted deposit account (the "Deposit Account"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.875 per Depositary Share. The quarterly payments (paid on
February, May, August, and November of each year)   commence August 1998 and
continue until May 2001 (the "Deposit Expiration Date"). The Company, at its option, may instruct the deposit agent to disburse the quarterly payment in the form of cash or shares of the Company's common stock. The number of shares of common stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the common stock as of the date notice is given by the Company to the deposit agent. Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

9. PURCHASE OF URBAN WIRELESS' CUSTOMER BASE:

          On September 30, 1998, the Company, through its subsidiary, Omnipoint Communications Services, LLC ("OCS") purchased the outstanding customer base of Urban Wireless Inc. in a non-cash transaction for $4.2 million. The Company forgave approximately $3.7 million in net accounts receivable due from Urban Wireless and issued a credit in the amount of $.5 million in exchange for the customer base which was subsequently determined to consist of approximately 20,500 subscribers.

10. COMMITMENTS AND CONTINGENCIES:

          In September 1998, the Company, through its subsidiary OCS, entered into a joint venture agreement with D&E Communications Inc. ("D&E") resulting in the formation of D&E/Omnipoint Wireless Joint Venture. PCS One entered into a financing agreement with Northern Telecom, Inc. to help finance the buildout of its central Pennsylvania markets. As a condition of the financing agreement, the Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement plus dividends in the event of any default on the financing agreement by PCS One. Since the Company and D&E have already jointly contributed $23.6 million to PCS One, which is greater than the amount drawn on the facility, the maximum remaining obligation was zero as of September 30, 1998. If current ownership percentages of the joint venture are maintained, the Company's anticipated future contribution to meet this obligation would be less than $14 million.

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

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

 .  September 1998 purchase of Urban Wireless' customer base.
 .  June 1998 $160 million credit facility with the Bank of America.
 .  June 1998 Connecticut and upstate New York market launches.
 .  June 1998 return of C-Block licenses reducing FCC debt and accrued interest by $337 million.
 .  May 1998 $252.2 million net proceeds from preferred stock issuance.
 .  March 1998 Boston and Miami market launches.
 .  February 1998 refinancing of $516 million interim credit facility with $750 million credit facility.
 .  January 1998 $400 million credit facility for the Midwest market.
 .  September 1997 Philadelphia and Atlantic City market launches.
 . July 1997 $352.5 million credit facility for the Boston and Miami markets. . July 1997 $120 million credit facility for the Philadelphia and Dover markets.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1998 increased $28.4 million, or 206% to $42.2 million, compared to revenues of $13.8 million for the three months ended September 30, 1997. Year-to-date revenues increased $90.1 million, or 318% to $118.4 million compared to revenues of $28.3 million in 1997. Service revenues increased by $25 million, or 250% for the quarter and $82.5 million, or 530% year-to-date. The increase in service revenues is due to the continued increase in the number of subscribers partially offset by a smaller decrease in average revenue per subscriber. As a result of the increase in the customer base, handset and accessories revenues increased $2.6 million for the quarter and $8.9 million year-to-date. The larger customer base resulted from commercial operations in the greater metro areas of New York, Miami, Boston, Philadelphia, and several other Pennsylvania markets. The New York and Philadelphia metro area coverages continue to expand, along with other less populated Pennsylvania markets. The Boston and Miami metro areas began service in the last two weeks of March 1998. Revenues for the first three quarters of 1997 were generated almost exclusively from the New York metro area. The Company did not heavily advertise in the New York metro market until February 1997. A

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

significant portion of the Company's customer base is prepay customers. The Company is currently developing new methods to analyze and report on its prepay customers and their usage characteristics. The Company's technology subsidiary ("OTI") had revenues related to engineering services of $.7 million in the third quarter of 1998 and $3.3 million year-to-date, compared to zero and $4.5 million in license fees in the third quarter of 1997 and year-to-date 1997. OTI is party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.

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

Research and development expenses decreased by 28%, or approximately
$1.7 million, to $4.3 million for the three months ended September 30, 1998, compared to $6 million for the three months ended September 30, 1997. Year-to-date research and development expenses decreased by 19%, or approximately $3.6 million, to $15.3 million. OTI is nearing completion of its work on the PCS Fixed Access System, resulting in the expense reduction. Additionally, the Company has entered into several joint development agreements that fund portions of the Company's R&D expenses. The decrease was primarily due to a decrease in R&D components and equipment purchases.

Sales, general, and administrative expenses relate to the Parent Company as well as its two major operating subsidiaries, Omnipoint Communications Services, LLC ("OCS") and Omnipoint Technologies ("OTI"). General and administrative costs include costs such as legal fees, patents, regulatory costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefit costs other than those classified as research and development, those related to cost of service, and those related to selling. Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect, and direct distribution channels but excludes the costs of handsets and accessories. Sales, general and administrative costs increased by approximately $43 million and $107.2 million for the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997, or an increase of 160% and 164%, respectively. These increases are driven by (i) an increase of over 200% in ending subscribers at September 30, 1998, compared to September 30, 1997; (ii) increase in the number of distribution outlets by 600% and (iii) an increase in the number of employees by 42% year over year at September 30, 1998. As a result of the increases in subscribers and employees, advertising and marketing, consulting, payroll and indirect acquisition costs rose substantially for both the quarter and year-to-date 1998 over the same periods in 1997. Customer acquisition costs per subscriber additions continued to decline for the three and nine months ended September 30, 1998. During October and early November, the Company undertook an analysis of the customer base it acquired from Urban Wireless as well as the Company's other prepay accounts. The Company decided to reduce the subscriber count reported for financial analysis purposes as of September 30, 1998 (relative to the 311,500 accounts as of that date, in the Home Location Register, which can actually make and receive calls) based on its assessment of the probability that a subset of these prepays are unlikely to purchase coupons in the future. This resulted in the Company reducing the total financial reported subscriber count by 5.8% for the reduction in Urban Wireless accounts, by 6.4% for the reduction in the Company's other prepays, and by approximately one percent for accounts determined to have used fraudulent identities in prior periods. The Company also undertook a significant effort to write off accounts receivable balances and adjust its allowances for doubtful accounts. For the nine month period, this resulted in the write off from the allowance for doubtful accounts of $19.4 million and thus an associated increase in this allowance by $25.5 million. The company took other actions during the quarter to address these issues going forward including installation of a customer profiling system, implementation of an improved credit scoring system, implementation of barring procedures that limit customers from making calls to certain foreign countries without additional credit approvals, and an increase in its monitoring of subscriber activity. Additionally, the rapid increase in subscribers and the pioneering of prepay services led the Company to outsource temporary resources in several areas, particularly in customer care support and billing. The Company built a second customer care center in the third quarter which should reduce these temporary outsource costs, and also introduced a new Intelligent Network ("IN") platform to better monitor and handle the needs of prepay customers.

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

Equity in losses from joint ventures was $2.4 million and $6.5 million for the third quarter of 1998 and year to date 1998, respectively, compared to zero losses in 1997. The Company expects to continue to incur more losses from its equity ownership interests in the Wichita and PCS One joint ventures as they continue to build out their respective networks in Wichita and central Pennsylvania.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company reported an increase in cash and cash equivalents of $84.7 million. This increase is primarily due to advances of $980.6 million from various financing agreements and net proceeds of $252.2 million from the issuance of 7% Cumulative Convertible Preferred Stock ("Preferred Stock") partially offset by the Company's additional activity relating to the operation of the New York MTA network, several Pennsylvania markets, the March 1998 launch of the Boston and Miami markets, the continued buildout of the Company's core PCS networks, and interest expense associated with the Company's related obligations. Operations of the Company for the first nine months of 1998 have been financed through advances from various financing agreements and through proceeds from the issuance of Preferred Stock.

Cash used in operations for the nine months ended September 30, 1998 increased $261.8 million to $342.5 million due to ongoing operations and the launch of the Miami and Boston markets in March, and the launch of the Connecticut and upstate New York markets in June. Additionally, during the second quarter of 1998, the Company identified losses due to fraudulent activities. The Company believes that the international roaming fraud suffered has largely been eliminated and steps have been taken with foreign carriers to limit future exposure to this type of fraud.

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

Cash provided by financing activities was $699.0 million for the nine months ended September 30, 1998, compared to $303 million for the nine months ended September 30, 1997. As of September 30, 1998, the Company had negative working capital of approximately $97.8 million. At September 30, 1998, the Company had a total borrowing capacity from its existing credit facilities of $460.9 million comprised of immediate borrowing capacity of $125.9 million and future borrowing capacity of $335 million based on qualified future orders for fixed asset purchases. The Company is currently in negotiations for additional financing. However, there can be no assurance that such financing will be obtained on favorable terms, or at all. In February and August 1998, the Company used $52.3 million of proceeds from its escrow deposit account to pay interest on the 11 5/8% Senior and Series A Senior Notes. Non-cash financing activities of the Company include the purchase of network infrastructure equipment from vendors of $121 million and the $350 million refinancing of the interim credit facility.

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

The Company's future capital requirements will depend upon many factors, including the successful development of new markets, the extent and timing of acceptance of the Company's services in the market, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that access to capital and financial flexibility are necessary to successfully implement its strategy. The Company also believes the Permanent Facility, the BankAmerica Facility, the Ericsson MB Facility, the Ericsson Philadelphia Facility, the amended Midwest Facility, and the Preferred Stock offering, will be sufficient to fund anticipated operating losses, and revised capital expenditures for the Company for the next several months. The Company will require additional financing or expansion of existing financing facilities to meet its needs. The Company is currently in negotiations for additional and expanded financing with its vendors. Future financings are expected to fund a portion of both future fixed asset purchases and working capital requirements. However, there can be no assurance that such financing will come to completion on favorable terms, or at all. To the extent that the buildout of these networks are faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through future FCC auctions, the Company will require additional funding sooner to implement its business strategy.

The Company, through its subsidiary Omnipoint Venture Partners I, LLC. entered into a joint venture agreement with D&E Communications Inc. ("D&E") D&E/Omnipoint Wireless Joint Venture ("PCS One") entered into a financing agreement with Northern Telecom, Inc. to help finance the buildout of its central Pennsylvania markets. As a condition of the financing agreement, the Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement in the event of any default on the agreement by PCS One. Since the Company and D&E have already jointly contributed $23.6 million to PCS One which is greater than the amount drawn on the the facility, the maximum remaining obligation was zero as of September 30, 1998. If current ownership percentages of the joint venture are maintained, the Company's anticipated future contribution to meet this obligation would be less than $14 million.

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

In February 1998, Omnipoint Communications Inc. ("OCI"), an indirect, wholly-owned subsidiary of the Company, refinanced a $516 million interim credit facility (the "Interim Credit Facility") with a $750 million credit facility with DLJ Capital Funding Inc. ("DLJ") and certain other parties (the "Permanent Credit Facility" or the "Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The $595 million credit facility agreement may be increased under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings including accrued interest on the Interim Credit Facility. An additional $50 million and $250 million were borrowed under the Permanent Credit Facility in March and April 1998, respectively. Also during the second quarter, certain holders, at their option, converted $44.5 million of the notes purchased under the note purchase agreement into a portion of the credit facility. Under the terms of the Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. The Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

In January 1998, the Company, through an indirect, wholly-owned subsidiary, Omnipoint Midwest Holdings LLC ("OMWH"), entered into a credit facility agreement (the "Midwest Facility") with Northern Telecom Inc. ("NorTel") for up to $400 million to provide financing to OMWH. Concurrent with the NorTel financing agreement with PCS One, the Midwest Facility was amended to reduce the amount available from $400 million to $360 million. The Midwest Facility will finance the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $85 million is available to OMWH for any purpose, including an inter-company loan to the Company. The Company at its sole option can repay the $85 million portion of the loan in either cash or the Company's Common Stock under certain conditions. In August 1998, the Company repaid the remaining balance of approximately $14.5 million outstanding under the Midwest Facility. The $14.5 million was originally used to purchase network infrastructure equipment for a market which was later contributed to joint ventures of the Company. Subsequent to September 30, 1998, the Company drew $42.5 million from the Midwest Facility.

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

In August 1997, Omnipoint MB Holdings, LLC, an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson Inc. to provide financing to the Company for up to $352.5 million for the purpose of financing the buildout of networks in the Boston and Miami markets, (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100 million for the unrestricted use of OMB, including making a loan to the Company. The Ericsson MB Facility provides the immediate availability of $202.5 million, of which $100 million was funded to OMB at closing. The Company at its sole option can repay or prepay in whole or in part interest or principal under the $100 million portion of the loan in cash or with the Company's Common Stock under certain conditions. The remaining $150 million was replaced with a $160 million BankAmerica Facility partially guaranteed by EKN in June 1998. In connection with the BankAmerica Facility, the Company amended and restated the Ericsson MB Facility and granted Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As of September 30, 1998, the Company had $186.1 million outstanding under the Ericsson MB Facility.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.


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

In November 1998, the Company reached a settlement with the United States Department of Justice ("DOJ") in the form of a civil consent decree that involves no monetary penalties. See U.S.v. Omnipoint Corp., Case No.
1:98CV02750 (D.D.C. filed Nov. 10, 1998.) The consent decree ended an investigation into certain bidding techniques that a number of bidders employed during the FCC's PCS license auctions. The FCC had dropped its independent investigation into the same bidding techniques several months earlier after a lengthy review of Omnipoint's bidding, as well as that of many other bidders. The Company strongly believes that it did nothing wrong during any FCC auction, and that had it chosen to fight the DOJ's assertions in court, that the Company would have prevailed. In agreeing to the civil consent decree, the Company does not admit to any wrong doing, nor was it found guilty of any wrong doing. The decree does not impose any penalties, nor does it prevent the Company from participating in any future FCC auctions. The civil consent decree is subject to final approval by the Court, which the Company currently expects in early 1999.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 10-Q

(a) Exhibits

     10.65* Capital Contribution Agreement dated September 18, 1998, by and between Omnipoint Corporation and D&E Communications, Inc.

     27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K

          None.

 ----------

This amendment is the correct Quarterly Report for the Company's fiscal quarter ended September 30, 1998 and it replaces an earlier draft which the Company's filing agent filed with the Securities and Exchange Commission by mistake.

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