Form 10-K405
period 1998-12-31
OMNIPOINT CORP \DE\
filed 1999-04-06
CIK 1002532

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        Commission file number: 0-27442

                             OMNIPOINT CORPORATION
                    Three Bethesda Metro Center, Suite 400
                              Bethesda, MD 20814
                                (301) 951-2500

                Delaware                             04-2969720
                                                    (IRS employer
    (State or other jurisdiction of              identification No.)
    incorporation or organization)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class:             Name of Each Exchange on which
           ----------------                          Registered:
                                                   ----------------
                                               NASDAQ National Market
   Common Stock, par value $0.01 per
                 share

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1999 was approximately $444,316,305.

  Shares of common stock outstanding as of March 25, 1999 were 53,142,747.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             OMNIPOINT CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     1
          Overview.......................................................     1
          Industry Background............................................     3
          Business.......................................................     4
          PCS Markets....................................................     6
          Strategy.......................................................     6
          Competition....................................................     7
          Regulatory Environment.........................................     8
          Patents and Other Intellectual Property Rights.................    11
          Employees......................................................    12
 Item 2.  Properties.....................................................    12
 Item 3.  Legal Proceedings..............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders............    13

                                    PART II
 Item 5.  Market for the Company's Common Equity and Related Stockholder
          Matters........................................................    13
 Item 6.  Selected Consolidated Financial Data...........................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15
 Item 7a. Quantitative and Qualitative Disclosures About Market Risks....    24
 Item 8.  Financial Statements and Supplementary Data....................    24
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    24

                                    PART III
 Item 10. Directors and Executive Officers of the Company................    24
 Item 11. Executive Compensation.........................................    24
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    24
 Item 13. Certain Relationships and Related Transactions.................    24

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedule and Reports on
          Form 8-K.......................................................    24

                          FORWARD-LOOKING STATEMENTS

  IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Omnipoint Corporation ("Omnipoint" or the "Company") is a leader in commercializing personal communications services ("PCS") and developing PCS technology. The Company, through its wholly-owned subsidiary Omnipoint Holdings, Inc. and its 95.6% owned subsidiary Omnipoint Communications, Inc. ("OCI") (collectively "OCS"), markets wireless communications services to approximately 46 million people ("POPS") at December 31, 1998. This represents an approximately threefold increase from the 16 million POPS to whom the Company marketed services at the end of 1997. POPS are based on the Paul Kagan Associates 1995 PCS Atlas and Databook estimate of the 1995 population of a particular Major Trading Area ("MTA") or Basic Trading Area ("BTA") of the total United States. The Company, through its wholly owned subsidiary Omnipoint Technologies, Inc. ("OTI"), is a leading developer and supplier of wireless communication technologies, products and engineering services.

  Omnipoint was incorporated in Delaware in June 1987, to design, develop, manufacture and market wireless digital communications products and services. From inception in 1987 to 1992, Omnipoint developed several working prototypes for various wireless voice, data and other digital communication transmission projects. Omnipoint's success in developing its proprietary technology for the first digital PCS system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint one of three Pioneer's Preference in 1993. The Pioneer's Preference license provides for the right to provide PCS services to more than 27 million POPS in the New York MTA. In 1996 and 1997, Omnipoint acquired additional licenses that allow the Company to build and provide PCS services to over 69 million additional POPS, for a total of approximately 95 million POPS.



  Omnipoint has agreements with Northern Telecom, Ltd. ("Nortel"), Ericsson, Inc. ("Ericsson") and Siemens Corporation ("Siemens") involving (i) the purchase and sale of infrastructure equipment and handsets for Omnipoint's PCS networks and (ii) licensing, OEM arrangements, or development arrangements related to technology developed by OTI. In North America, Omnipoint has separate arrangements with each of Aerial Communications, Inc. ("Aerial"), Sprint Spectrum ("Sprint Spectrum", formerly known as American Personal Communications, Inc.), BellSouth Personal Communications, Inc. ("BellSouth"), Conestoga Wireless Company, NPI Wireless, Pacific Bell Mobile Services, Inc. ("PacBell"), Powertel, Inc. ("Powertel"), Microcell, and Western Wireless Corporation ("Western Wireless"), to provide subscribers with roaming capabilities. These arrangements are with companies whose licenses, together with Omnipoint's licenses, cover 90% of the U.S. population. Omnipoint has also signed international roaming agreements with 105 Global System for Mobile Communications ("GSM") service providers in 53 countries.

  Omnipoint is in discussions with other equipment vendors and service providers regarding additional relationships.

 PCS Services Overview

  Omnipoint has licenses to provide PCS services in areas covering approximately 95 million POPS, of which approximately 60% are located in a contiguous region of the Northeast U.S. from Maine to Virginia. At December 31, 1998, the Company offered PCS services in the major metropolitan areas within the New York MTA, metropolitan areas in the Eastern United States including Philadelphia, Atlantic City, Boston, Providence, Fort Lauderdale, West Palm Beach, Miami, and Detroit and Indianapolis in the Midwest. The Company has also commenced operations in a joint venture, which offers services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading, and a joint operating arrangement, which offers service in Wichita, KS. Based on POPS, Omnipoint is the fourth largest PCS licensee in the U.S., and its licenses cover six of the top twelve and nine of the top twenty cities in the U.S. In total, Omnipoint has licenses for 23 of the top 50 BTAs. The New York MTA is the largest MTA in the U.S. with approximately 27 million POPS. As of December 31, 1998, Omnipoint had approximately 378,000 active subscribers, including approximately 8,000 subscribers representing the Company's proportionate share of subscribers from the joint venture.

  In December 1994, the FCC awarded the Company a 30 MHz A Block license for the New York MTA for $347.5 million. Through the combination of the A Block license and one of the New York BTA D Block licenses, Omnipoint is the only 40 MHz license holder in New York.

  In September 1996, the FCC issued Omnipoint eighteen 30 MHz Entrepreneurs C Block licenses covering approximately 13.3 million POPS. The Company made two down-payments for the licenses, for a total of $50.9 million. In June 1998, the Company returned fourteen of these licenses and reduced the frequency on the remaining four licenses to 15 MHz. As a result of these elections, the Company reduced its debt owed to the FCC by $282.1 million, reduced the value of its license holdings by $296.0 million.

  In January 1997, the Company successfully bid on 109 10 MHz D, E and F Block licenses, expanding its footprint by over 61 million POPS. Total consideration of $106.9 million for the 59 D and E Block licenses was paid in full. The Company financed, through the FCC, $59.4 million of the $74.2 million purchase price for the 50 F Block licenses.

  In June 1998, the Company acquired the rights to nine BTA Licenses from ACC Wireless, L.P. representing 5.0 million POPS for $13.0 million (the "ACC Transaction"). The acquired licenses included six licenses within the Boston MTA covering 3.8 million POPS (of which two licenses covering 0.8 million POPS were in BTAs for which the Company elected to return its C Block licenses).

 PCS Technology

  By December 31, 1998, OTI had completed delivery and installation of its IS-661 Wireless Local Loop system to the New York MTA. Upon completing the deployment of its proprietary wireless PCS technology in 1998, OTI moved the focus of most of its resources and expertise to the development, integration, and delivery of other advanced wireless products. These activities/products are based on technologies, such as GSM, wireless packet data, General Packet Radio Service ("GPRS"), mobile location positioning, telemetry/wireless meter reading and wireless Internet access.

  The development and marketing of many of these products is being done in conjunction with key strategic partners who are dominant or key players in the GSM equipment world market. The target markets for these future products focus on the North American and International GSM service areas and the volume opportunities that this large market offers. The products are also being designed to leverage the GSM economies of scale, using off the shelf components available at low cost.

  One of the key products planned for launch in 1999 is based on GSM short message service and can provide support for wireless meter reading, telemetry, and credit card verification. This product offers GSM operators a way to increase revenues by opening untapped market opportunities during daily periods of low network demand.

The product is targeted at the utility industry and will allow for optimizing power networks during a time when de-regulation is creating new competition in a rapidly diversifying market.

  The FCC has mandated that wireless operators provide locator services for emergency purposes by 2001. OTI products that provide positioning information for GSM networks will be at the core of GSM-based PCS systems that will provide location services. Partnering with key GSM network manufacturers via OEM relationships will allow OTI to broadly distribute products in this area. Location based services is a business that is predicted to generate significant revenue opportunities over the next five years in North America alone.

  Bridging the knowledge developed from IS-661, GSM, and packet data, OTI is on the forefront of developing products that will provide wireless Internet capabilities for today's GSM systems in both wide area and campus applications. OTI is developing products to directly address the expanding wireless Internet market, and is pursuing partnerships with key strategic manufacturers that will allow the marketing of such products to growing GSM markets throughout the world.

INDUSTRY BACKGROUND

  Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless communications services have become widely available and increasingly affordable. Technological advances and changes in both telecommunications regulations and consumer preferences have driven this growth in wireless services. Mobile cellular telephone service has been one of the fastest growing market segments within the telecommunications industry. According to cellular industry analysts' estimates, the number of cellular, PCS, and Specialized Mobile Radio ("SMR") users in the U.S. grew from 340 thousand at the end of 1985 to approximately 67.3 million by the end of 1998. According to such estimates, there are now over 300 million mobile wireless service users worldwide. Most industry analysts forecast that U.S. mobile wireless service users will be more than double by 2005.

 Personal Communications Services

  PCS is defined by the FCC as "a family of mobile and portable radio communications services for individuals and businesses that may be integrated with a variety of competing networks." PCS is widely identified as the next generation of wireless voice and data communications. PCS is designed to offer customers a broad range of individualized digital wireless communications services including landline telephone-quality voice communication for mobile, office, or home use, as well as advanced features such as paging, fax storage and retrieval, Internet access, e-mail and text messaging and news services. PCS offers subscribers two basic services: (i) mobile service; and (ii) fixed wireless replacement of local telephone services. With mobile service, a subscriber carries a single, lightweight, long-battery-life telephone that will accommodate any incoming or outgoing call almost anywhere in the country, once buildout is completed.

  PCS differs from existing cellular and SMR in three basic ways: frequency, spectrum and geographic division. PCS networks operate in a higher frequency band (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). The higher frequency band for PCS networks requires a greater number of total cell sites to cover the same geographic area as existing cellular networks. However, depending on the technology utilized, PCS service is ultimately less expensive in certain geographic areas because of the lower cost and improved capacity of the infrastructure equipment relative to cellular networks. In addition, PCS is designed to provide improved voice quality and privacy. PCS is comprised of 30 MHz, 15 MHz and 10 MHz spectrum blocks, or combinations thereof, versus 25 MHz spectrum blocks for cellular networks. As a result of the improved capacity of the infrastructure and comparatively large allocation of spectrum, PCS has more capacity for new wireless services such as data and video transmission.

  Currently, cellular communication is the closest comparable service to PCS available. Although analog cellular is the most widely deployed two-way wireless service available in the U.S. today, it has several limitations including inconsistent service quality, lack of privacy, limited capacity and, currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel. Digital systems such as PCS, on the other hand, convert voice or data signals into a stream of digits and typically use voice compression and other techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. Digital technologies offer new services, improved system flexibility, greater efficiency and increased capacity. Internet access, data transmission, call forwarding, call waiting, fax storage and retrieval and paging capability are among the enhanced services provided by PCS.

  In order to gain early market penetration and compensate for initially limited network footprints, PCS operators typically have been aggressive in terms of pricing their service. This pricing strategy reflects the abundance of network capacity provided by their recently commercialized digital networks. Moreover, several PCS providers have attracted subscribers by not requiring subscribers to sign minimum service contracts, offering lower per minute incoming rates, prepayment service and bundled minutes. PCS providers have also aggressively promoted the differentiating characteristics between digital and analog service including security, call quality and other enhanced features.

 PCS Technology

  Although there are as many as seven versions of digital PCS technologies competing for the domestic market, only three are commonly considered to be viable alternatives for fully mobile communication services. The three digital technologies include GSM, Code Division Multiple Access ("CDMA"), and U.S. Time Division Multiple Access ("TDMA"). GSM and TDMA are both "time division-based" standards but are different from each other and CDMA.

  GSM is the leading digital wireless technology in the world, with approximately 300 networks being built or operating in over 129 countries, including all of Western Europe and China. According to industry estimates, GSM networks served approximately 150 million subscribers worldwide as of March 1999, and are adding 5 million subscribers per month. In North America there are currently over 3 million GSM subscribers, with GSM systems launched in over 2,600 North American cities and towns. An important benefit associated with GSM technology is its use of an open system architecture that will allow operators to purchase network equipment from a variety of vendors that share standard interfaces for operation. This open architecture provides PCS operators with significant purchasing leverage with vendors and flexibility in provisioning of features, products and services. GSM technology is provided by many worldwide suppliers, including Ericsson, Nortel, Siemens, Nokia and Motorola among others.

  One competing standard, IS-95 CDMA, is a CDMA standard proposed as an upgrade for existing U.S. analog cellular service to digital service. Qualcomm is the primary proponent of IS-95 CDMA for PCS service. IS-95 has also received support from Motorola, Lucent Technologies and Nortel. IS-95's PCS service supporters include Sprint PCS and PCS PrimeCo, L.P. (Bell Atlantic Mobile, AirTouch Communications Inc. consortium), both of which have deployed a modified version of this technology at 1.9 GHz.

  The other main competing standard, IS-136 TDMA, is the TDMA standard that several cellular carriers are implementing as they upgrade to digital service. Primary network suppliers are Lucent Technologies, Ericsson and Hughes. AT&T Wireless, SBC Communications, Inc. ("SBC") and parts of Bell South's cellular network are the primary 800 MHz service supporters. AT&T Wireless and SBC have deployed systems based on IS-136-TDMA at 1.9 GHz. IS-136 TDMA, like GSM, faces no major technological hurdles in upbanding to 1.9 GHz PCS.

BUSINESS

 Service Business

  Omnipoint's PCS service business provides mobile and fixed communications service in its markets. Omnipoint's wireless service provides private, secure and enhanced voice, high-speed data, paging services and other capabilities for both the home and office environment and outdoor mobile coverage with basic features including voice mail, call forwarding and call waiting, and enhanced features such as Internet access, voice-activated dialing, fax storage and retrieval and information services such as news, weather reports and stock market quotes.

  Omnipoint utilizes GSM technology, the most widely used wireless protocol in the world. In North America, extensive roaming arrangements under the GSM Alliance have been signed with operators whose licenses, along with Omnipoint's licenses, cover over 90% of U.S. POPS. GSM offers Omnipoint's customers, through its roaming agreements, the most extensive level of worldwide roaming capabilities.


  Omnipoint launched the first commercial PCS service in the New York City area in early 1997. Since that time, the Company has launched service in the major metropolitan areas of Philadelphia, Boston, Miami, Hartford, as well as Detroit and Indianapolis, among others. The Company has also commenced operations in a joint venture, which offers services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading and a joint operating agreement which offers service in Wichita, KS. Omnipoint will continue to build out these networks and plans to build and operate PCS networks in the areas covered by additional BTA licenses surrounding these service areas and are focusing initially on the most densely populated areas and major commuting corridors. During 1996, Omnipoint successfully tested a pilot system in Manhattan comprised of a limited number of Omnipoint IS-661 based stations. In 1998, Omnipoint successfully completed the deployment of the first commercial versions of the integrated IS-661/GSM system for wireless local loop services in the New York MTA. As of December 1998, Omnipoint covered nearly 10 million POPs in the New York MTA with its proprietary technology base stations integrated into its GSM network. The Company believes that its deployment of the IS-661/GSM system in the New York MTA has fulfilled its requirements under the Pioneer's Preference License.

 Technology Business

  Manufacturers of PCS equipment compete in a high-growth, cost-competitive market in which they must offer compact, cost-effective solutions. Due to evolving industry standards and the rapid introduction of new services, the success of PCS equipment manufacturers will also depend on their ability to bring new products to market quickly, to choose and develop the appropriate distribution channels, and to form partnerships with other leaders in the market.

  In order to capitalize on the growth in the market for GSM products and services Omnipoint, through its subsidiary OTI, has focused its current development and marketing efforts on various GSM core technology platforms and applications, as well as next-generation wireless technologies. The Company has developed products and capabilities in data (including specific applications such as telemetry, remote monitoring, and control systems), positioning and locations service, and wireless internet. The Company is actively working with major GSM equipment manufacturers to establish the appropriate partnerships and channels to bring these technologies to the market in the most cost-efficient manner.

  The widespread acceptance of the GSM standard has created an extremely cost competitive market for GSM chip sets and core functionality. By leveraging the standard GSM cost curve with an applications focus, OTI is able to bring to market products complementary to the standard GSM mobile network equipment. An example of this leverage is the Redhawk(TM) 2000 Series data terminal module. This is a compact GSM-based data terminal that connects to telemetry interfaces, enabling two-way low cost communication and control. This product is designed to provide a low-cost standards-based solution that can be built or customized to meet a customer's unique needs, within the confines of a public network.

  With mobile GSM subscribers increasing world-wide, other complementary opportunities are emerging. OTI is developing equipment to provide value-added subscriber services, such as location services, as an adjunct to current PCS-1900 networks. Partnering with Ericsson and others, OTI is developing location technologies for GSM-based systems. The initial focus of the development is to bring products to market for PCS-1900 systems in North America in time to meet the year 2001 FCC mandate for E-911, and to increase operator revenues by enabling enhanced location based services such as location-specific traffic report, concierge services, and promotional messages.

  OTI is also leveraging the knowledge gained from its efforts related to IS-661, GSM, and wireless data to develop products which will bridge the gap between traditional wireless mobile networks and the internet packet world. These products will be targeted to new applications both in campus environments and in applications such as wireless local loop.

PCS MARKETS

  Omnipoint currently operates its PCS services business within six regions of the United States--New York, Philadelphia, Boston, Miami, Detroit and Indianapolis. In addition, the Company is involved in a joint venture with D & E Communications to jointly operate certain markets in Eastern Pennsylvania with each of the respective company's FCC licenses. Also, the Company is involved in a joint operating arrangement with Western Wireless to offer service in the Wichita, KS region. As of December 1998, the Company had over 2,800 cell sites on the air in its markets and marketed services to approximately 46 million POPS, as compared with 16 million POPS at the end of 1997.

  Omnipoint's individual markets cover large areas with attractive demographic characteristics including growing populations, high population densities, favorable commuting patterns, high household incomes and favorable business climates. Including New York, six of Omnipoint's initial core markets are among the twelve most densely populated markets in the U.S., and four of these markets are located contiguously in the Northeast United States. Because the average population density of these markets is over ten times greater than the national average of 75 POPS per square mile, relatively lower capital costs per POP are required in each of these respective service areas. This is one factor that provides Omnipoint with a lower average buildout cost per POP than most other PCS companies.


  As an example, the New York MTA is a particularly attractive wireless market due to its size, density and demographics. The New York MTA is the country's largest telecommunications market and has a disproportionately high share of all voice and data traffic relative to its population, particularly with respect to international calls placed to or from the U.S. The New York MTA is the largest in the U.S., with approximately 27 million POPS or approximately 10.2% of the U.S. population, and is comprised of 20 BTAs, including New York, NY (which includes northern New Jersey, Westchester and Long Island); Hartford, CT; Albany, NY; New Haven, CT; and Syracuse, NY. The New York MTA, for example, has a high share of households with annual incomes of over $50,000, 41.8% as compared with the national average of 31.0%.

STRATEGY

 Corporate Strategy

  Omnipoint's strategy for its PCS service business is to become a leading provider of wireless services in its markets. Omnipoint commenced operation of the first commercial PCS service in the New York City area in early 1997. Omnipoint will continue to operate and build out its licenses, focusing initially on the most densely populated portions and on major commuting corridors. Omnipoint believes that existing cellular systems in the most densely populated areas, provide inadequate long-term capacity and that service during peak hours for current cellular users is poor, with the anticipated growth in wireless demand adding to this problem.

  Omnipoint's strategy for OTI is to select the appropriate commercial opportunities, based on its development expertise, and to introduce new architectures for targeted applications, in conjunction with carefully selected distribution channels and development partners.

 PCS Services Marketing Strategy

  Omnipoint's marketing objective is to stimulate demand for PCS voice and data services and attract subscribers by providing superior service and reliability at attractive prices. Omnipoint plans to continue to generate demand by introducing a better alternative to cellular service. Omnipoint intends to concentrate its PCS marketing efforts on the following key customer segments: (i) large, communications-intensive corporate accounts, currently using or considering cellular or private radio systems, that would value the improved quality and security and would benefit from Omnipoint's enhanced products and services; (ii) high-mobility customers using or considering cellular telephones who would benefit from fewer dropped or blocked calls; (iii) low-mobility customers attracted to PCS as a more convenient alternative to their landline telephones, particularly those who have multiple telephone lines to their home or business and who have a need for high speed data transmission, and (iv) prepaid service where customers pay for metered service in advance, for consumers who desire the convenience and mobility of wireless, but wish to avoid the obligation of monthly bills, thus finding it attractive to control their expenditures through prior purchase of service in predetermined amounts.

  In marketing its service, Omnipoint believes it offers competitively priced services that emphasize voice clarity, reliability and a low probability of blocked calls, encryption, international calling and roaming, internet e-mail, and information services. Omnipoint's service includes certain basic features such as call waiting, call forwarding, caller I.D., voice mail and paging, and enhanced features such as voice-activated dialing, news and weather reports and stock market quotes as part of its product offerings. Omnipoint is the only provider in its markets of true encryption services which improves call security and should encourage users to make confidential professional and personal calls that they would be unwilling to make on cellular telephones. In addition, the convenience of a single telephone number for mobile, home and office use available to the customer throughout the GSM service area and the use of easy-to-use, menu-driven subscriber functions should enhance the usage of Omnipoint's services. Omnipoint also offers an attractive prepaid calling plan and has established a significant subscriber base among budget-conscious individuals and those traditionally uncomfortable with billing and collection processes.

  Omnipoint's strategy is to pursue multiple distribution channels through which to market its services, generally on a non-exclusive basis. Omnipoint's PCS products are sold off the shelf. Omnipoint's extensive distribution includes more than 3,200 locations, local and national. In the New York metropolitan area, for example, customers can obtain Omnipoint telephones at retail outlets, including a wide range of authorized Omnipoint retailers such as Staples, Circuit City (in the NY and Connecticut metro areas), Tops, J&R Computer World, selected locations of Office Depot and Sears Brand Central. Omnipoint's PCS products can also be obtained from Omnipoint owned and operated stores in its markets as well as by calling toll-free (1-888-BUY-
OMNI) to Omnipoint's Telemarketing Centers to have a PCS phone mailed at no delivery charge.

 Technology Development Strategy

  Omnipoint Technologies, Inc.'s strategy is to leverage its core strengths in wireless communication systems design and integration, within the context of a broader standards-based wireless market. OTI will be in the product design, development, and marketing business and will work together with the appropriately chosen partners to manufacture and distribute these products to markets worldwide. OTI plans to continue to be in the lead in developing wireless products in the next generation of technologies including messaging, GPRS, Enhanced Data rate for GSM Evaluation ("EDGE"), wireless Internet Protocol ("IP"), and Wide-band CDMA ("WCDMA").

  In developing its products, OTI believes that it offers a combination of system engineering expertise, product and project management competence, and experience in developing and delivering complete GSM-based systems and sub-systems, which allows OTI product designers to utilize rapidly core technologies combined with proprietary know-how to create cost competitive products in a rapid time to market lifecycle. By focusing on the development and relying on strategic partners for manufacturing, distribution and product fulfillment, OTI believes that it can be at the forefront of developing and delivering advanced wireless products to the market worldwide.

COMPETITION

 PCS Service Competition

  The success of Omnipoint's PCS services business will depend upon its ability to compete with the two cellular operators, at least two other PCS licensees and potential future wireless communications providers in each of its markets. For example, Bell Atlantic Mobile ("Bell Atlantic") and AT&T Wireless, Inc. ("AT&T

Wireless") currently provide cellular services in the New York Metropolitan Statistical Area (MSA) and surrounding areas. Sprint PCS was the winner of the B Block New York MTA PCS license. NextWave was the successful bidder in the Entrepreneurs' Band auction for the New York BTA PCS license but has not yet begun commercial operation and is currently being reorganized in bankruptcy. Omnipoint's other networks will face similar PCS and cellular competition including competition in certain BTAs from AT&T Wireless, Sprint PCS, Cellular One, Comcast, PCS PrimeCo, L.P. and Nextel, among others. Omnipoint believes that Enhanced Specialized Mobile Radio ("ESMR") will have a limited competitive impact against PCS for the mass consumer market largely because technical limitations and limited bandwidth have caused the ESMR operators to target primarily vertical market niches such as dispatch services. In the future, PCS could potentially compete more directly with traditional landline telephone service providers and other technologies including mobile satellite systems.

 PCS equipment technology competition

  Competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular and PCS providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of Omnipoint. Omnipoint, through its subsidiary OTI, will compete with these other companies primarily by selling equipment that provides enhanced features at a lower cost, and leverages expertise in specific product areas.


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

 PCS Licensing

  The FCC established PCS service areas in the U.S. based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. In June 1994, the FCC finalized the allocations of the 1.85 to 1.99 GHz bands for broadband PCS services. The Commission distinguished the licenses along four dimensions, including (i) the amount of RF spectrum-30 MHz, 15 MHz and 10 MHz, (ii) the size of geographic area-MTA versus BTA, (iii) the eligibility to hold the license and participate in the specific auction for each type of license, and
(iv) the timing of the auctions regarding each of the above categories.

  The FCC decided that two 30 MHz licenses, designated as Blocks A and B, would be allocated geographically by MTAs (these include the A Block licenses granted to the three Pioneers in their respective MTAs). The 30 MHz MTA auction ended in March 1995, and the FCC granted those licenses in June 1995. Four licenses designated as Blocks C, D, E and F were allocated by BTAs. The C and F Block licenses were allocated 30 MHz and 10 MHz of spectrum, respectively, and reserved for "Entrepreneurs." Eligibility to bid for and hold licenses in the C and F Blocks was limited to entities that, together with their affiliates and certain investors, had gross revenues of less than $125 million in each of the two years preceding the auction and total assets of less than $500 million. Eligible bidders in the Entrepreneurs' Band were given certain bidding credits and successful bidders were given favorable installment payment terms. The most favorable bidding credits and installment payment options were available only to C Block applicants that qualified as small businesses, and to F Block applicants that qualified as very small businesses. Generally, for the initial auctions, a small business is an entity that has average annual gross revenues of not more than $40 million for the preceding three relevant years while a very small business is an entity that has average annual gross revenues of not more than $15 million for the preceding three relevant years.

  The Entrepreneurs' Band auction for the C Block licenses ended in May 1996. The auction for the D, E and F Block licenses ended on January 14, 1997. The remaining 20 MHz of the 140 MHz of PCS spectrum in the 1910-1930 MHz band available was allocated for unlicensed PCS applications such as wireless PBX adjuncts, LANs and home cordless telephones. All PCS licenses were granted for a 10-year period, at the end of which they must be renewed. Licenses may be revoked at any time for cause.

  In 1997 and 1998, the FCC issued orders changing the auction debt payment terms available to C Block licensees, and offered various options for reducing the licensees' debt by returning all or portions of their spectrum. In June 1998, Omnipoint elected to "amnesty" fourteen of its C Block licenses. Amnesty offered the Company the opportunity to avoid debt on fourteen of its C Block licenses with the right to re-acquire those licenses in the C, D, E and F reauction ("Auction 22") which commenced on March 23, 1999. Omnipoint elected to disaggregate four of its eighteen C Block licenses, for the Philadelphia, PA and contiguous markets, and return 15 MHz of the 30 MHz license and reduce approximately one-half of the debt associated with those licenses. Omnipoint has been accepted by the FCC to participate in the C Block reauction in Auction 22. No installment financing terms are offered to any bidder on Auction 22. For a period of two years, Omnipoint will not be eligible to bid on or hold licenses for the C Block spectrum it returned under the disaggregation option.

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

 Pioneer's Preference Program

  Omnipoint is one of only three recipients of a broadband PCS Pioneer's Preference License. Under the terms of the FCC's Pioneer's Preference program and pursuant to an FCC order, Omnipoint was awarded a preference to apply for a license not subject to competing applications to provide service in the New York MTA. Omnipoint received the New York MTA License consisting of 30 MHz of PCS spectrum (1850 to 1865 MHz and 1930 to 1945 MHz) in December 1994. The final terms of the Pioneer's Preference awards are contained in the General Agreement of Trade and Tariff ("GATT") legislation.

  Pursuant to the terms of the GATT legislation, each of the Pioneers is required to pay for its license a sum equal to 85% of the product of (i) the average per POP price paid in the auctions for the licenses in the top 20 MTAs based on population, not including the three MTAs in which only one 30 MHz license was to be auctioned due to the Pioneer's Preference (i.e., the average is based on the per POP prices for 40 licenses), times (ii) the number of 1990 POPS in each of the Pioneer's MTAs. Based on the final round of the A and B Block auctions, Omnipoint's license cost was $347.5 million or approximately $12.90 per 1996 POP for the New York MTA License.

  The GATT legislation prohibits the FCC from reconsidering its December 1993 Report and Order granting final preference awards to the three Pioneers. The legislation mandated that the decision was not subject to further administrative or judicial review. GATT also provided that the FCC establish, by order, the interest rate and the timing of principal and interest payments. On March 8, 1996, the FCC adopted such an order, the terms and conditions of which are as follows: (i) a five-year payment period with interest accruing at 7.75% from the order adoption date with the first payments due on April 8 and April 30, 1996 and subsequent quarterly payments due on April 30, July 31, October 31 and January 31, (ii) interest only payments for the first two years, and (iii) principal and interest payments for the remaining three years.

 Conditions on Licenses

  The FCC has placed certain conditions on Omnipoint's New York MTA License. Some of these conditions will also apply to Omnipoint's Entrepreneurs' Band licenses. The conditions include the requirement that Omnipoint construct network facilities that offer coverage to at least one-third of the population in the particular MTA or C Block BTA service area within five years of the grant of the license (the "Five-Year Buildout Requirement"), to at least two-thirds of the population within ten years and to one-quarter of the population of D, E, and F Block BTA service areas within ten years (the "Ten-Year Buildout Requirement"), as well as assignment and change of control restrictions. Violations of any of these conditions could result in license revocations, forfeitures or fines. The Company has already met the Five-Year Buildout Requirement and the Ten-Year Buildout Requirement in the New York MTA and many of its major markets. Omnipoint believes it can meet the tests for its other markets as applicable.

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

  The Entrepreneurs' Band licensees are prohibited from voluntarily assigning or transferring control of their licenses for five years after grant date except to assignees or transferees that satisfy the financial criteria established for the Entrepreneurs' Band. Any transfers or assignments during the five years after initial license grant are subject to unjust enrichment penalties including the forfeiture of any bidding credits; and during the initial ten years, the acceleration of any installment payment plans if the assignee or transferee does not qualify for the same benefits. In addition, licensees must maintain their Entrepreneurs' Band eligibility for five years from the date of initial license grant. In that regard, however, increased gross revenues, increased total assets from non-attributable equity investments, debt financing, and revenue from operations, business development or expanded service are not considered by the FCC. In addition, to maintain all of the benefits of its Designated Entity Status, Omnipoint must meet certain stock ownership and voting stock requirement and meet certain other criteria. The FCC has announced that it may conduct audits to ensure compliance with all license conditions.

  The New York MTA License contains a condition that requires Omnipoint to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference award was based. The condition expires upon the system providing coverage for one-third of the population of the MTA. The FCC has never specifically defined the phrase "substantial use." In January 1996, Wireless Communications Council ("WCC"), a trade association with only one disclosed member, who is a proponent of IS-95 CDMA technology, filed a petition with the FCC seeking clarification of the phrase. In August 1996, the FCC denied the petition noting that it was premature because Omnipoint's compliance with the five-year buildout condition should not be evaluated until December 1999, and compliance with the condition would involve consideration of several complex factors. Although there can be no assurance as to whether or how the FCC will in the future construe the phrase "substantial use", Omnipoint believes that its implementation of the Omnipoint/GSM System to build out the New York MTA network has satisfied the "substantial use" condition. None of Omnipoint's other licenses (as well as none of the Entrepreneurs' Band licenses) contain a similar condition.

 Citizenship Requirements

  No more than 20% of any subsidiary of Omnipoint that holds a FCC license may be owned directly by non-U.S. citizens or their representatives. Foreign ownership of up to 25% is permitted in Omnipoint and its subsidiaries that have a direct or indirect ownership interest in an FCC licensee; however, upon request, the FCC has the discretion to allow a licensee to exceed the 25% benchmark if so doing is in the public interest. Due to changes brought on the World Trade Organizations agreements, the FCC's rules generally allow companies from all countries that are signatories of the WTO (and are in compliance) to indirectly own up to 100% of U.S. telecommunications FCC licensees. Any such foreign investments are still subject to a review by the FCC, but the presumption is that investments made by WTO members' companies will be approved. Omnipoint has no knowledge of any present foreign ownership in violation of the Communications Act.

 Telecommunications Act of 1996

  The Telecommunications Act of 1996 (the "Telecom Act") is the first comprehensive legislation changing telecommunications regulation in over 60 years. In general, its goal is to remove the statutory, regulatory and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. The primarily goal of the Telecom Act is to allow LECs, long distance carriers, cable companies, broadcasters and others to compete directly. The Telecom Act attempts to create opportunities for competition within the local loop, while allowing monopoly LECs eventually to enter the long distance market. It requires the BOCs and other incumbent LECs to permit competitors to interconnect with their local loop networks through unbundled network elements, resale and co-location. The Telecom Act will affect the business of Omnipoint because of the likely creation of more opportunities to compete in both the local exchange and long distance markets for the same or similar types of services that Omnipoint plans to offer as well as the specific treatment of commercial mobile radio service operators such as Omnipoint. However, Omnipoint cannot predict the exact nature and extent of this competition.

  The Telecom Act provides for interconnection rights between telecommunications companies such as Omnipoint and incumbent LECs. On August 1, 1996, the FCC adopted rules implementing the interconnection provisions of the Telecom Act that provide for unbundled interconnection at the incumbent LEC's long run incremental costs plus a reasonable share of forward-looking joint and common costs ("total element long run incremental cost") and for resale of incumbent LEC retail services at substantial discounts off of retail rates (with a default range of 17-25%). The Court of Appeals in 1997 ruled against the FCC with respect to wireline interconnection issues, but upheld the FCC on wireless interconnection and the FCC is evaluating its options on how to proceed. In a recent U.S. Supreme Court decision, the FCC's interconnection decision was largely upheld.

  The FCC has also conducted and, in some cases, has ongoing rulemaking proceedings on a number of issues affecting Omnipoint and the wireless industry generally, such as: an overhaul of the system of access charges paid by long-distance carriers to incumbent LECs; reform of universal service funding mechanisms to, which PCS licensees such as Omnipoint must pay and reform to permit wireless carriers to receive universal service support; establishment of enhanced 911 obligations for wireless carriers such as Omnipoint; telephone number portability rules pursuant to which subscribers will be able to migrate their landline and cellular telephone numbers to a PCS carrier, or from a PCS carrier to another service provider; customer proprietary network information rules to ensure customer privacy; and investigation of wireless "calling party pays" issues.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

  As of December 31, 1998, Omnipoint has received 57 U.S. patents on its technology, has ten U.S. patent applications which have been allowed, and has 53 U.S. and 120 foreign patent applications pending. The issued patents will expire between 2008 and 2017. Omnipoint will continue to file patent applications as engineering developments occur. The policy of Omnipoint is to apply for patents or other appropriate or statutory protection when it develops valuable new or improved technology. Omnipoint believes, however, that the successful development of its technology generally depends more upon the experience, technical know-how and creative ability of its personnel rather than on ownership of patents.

  In addition to its patents, as of December 31, 1998, Omnipoint has twelve U.S. and 78 foreign registered trademarks, fourteen U.S. and 72 foreign trademark applications pending, and two U.S. and eight foreign Intent-To-Use trademark applications pending.

  The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by Omnipoint will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to Omnipoint will not be infringed upon or designed around by others or that others will not obtain patents that Omnipoint would need to license or design around. If the courts uphold existing or future patents containing broad claims, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurances that licenses that might be required for Omnipoint's products would be available on reasonable terms, if at all. To the extent that licenses are unavailable, or are not available on acceptable terms, no assurance can be made that the failure to obtain a license would not adversely impact Omnipoint.

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

EMPLOYEES

  As of March 1999, Omnipoint had a total of 1,947 employees, including 508 in engineering and manufacturing, 441 in sales, marketing and product management and 998 in customer support/care, administration and finance. Omnipoint's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that Omnipoint can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of Omnipoint's employees is represented by a labor union. Omnipoint has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES


  Omnipoint's principal corporate administrative office is located in leased space in Bethesda, Maryland occupying 20,064 square feet. The principal administrative office of the PCS services business is located in a 31,616 square foot facility in Cedar Knolls, New Jersey. In addition, the Company has leased 58,333 square feet in Bethlehem, Pennsylvania and 82,854 square feet in Fort Lauderdale, Florida to accommodate its customer care support centers. The principal office of OTI is in a 68,512 square foot facility in Colorado Springs, Colorado.

  The Maryland, New Jersey and Colorado leases will expire in March 2004, December 2003 and July 2000, respectively. The Pennsylvania and Florida leases will expire in October 2009 and June 2013, respectively.

  In addition, Omnipoint has rented a number of regional administrative offices, retail stores, switching facilities, and warehouses, as well as base station sites in various locations.

ITEM 3.LEGAL PROCEEDINGS.

  Omnipoint is not currently aware of any pending or threatened litigation that could have a material adverse effect on Omnipoint's financial condition, results of operations or cash flows.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

       Fiscal 1998                                               High     Low
       -----------                                             -------- --------
       First Quarter.......................................... 29 3/4   20 7/8
       Second Quarter......................................... 30       18 1/2
       Third Quarter.......................................... 25 3/8    6 13/16
       Fourth Quarter......................................... 13        4 5/8
       Fiscal 1997                                               High     Low
       -----------                                             -------- --------
       First Quarter.......................................... 27 7/8    9
       Second Quarter......................................... 16 7/8    6 7/8
       Third Quarter.......................................... 23 15/16 14
       Fourth Quarter......................................... 25       17 7/8

  On March 25, 1999, the last reported sale price of the Common Stock was $11.9375 per share. As of March 25, 1999, the Company had approximately 1,150 shareholders.

  The Company has never paid or declared any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Further, the Company's various financing agreements prohibit the Company from paying dividends of any kind on the Common Stock. The various financing agreements (as defined below) also contain a restriction on OCI's, Omnipoint MB Holding's, OPCS Philadelphia Holding's, and Omnipoint Midwest Holding's ability to declare and pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data have been derived from the Company's consolidated financial statements for the five most recent fiscal years ended December 31, 1998 which have been audited by PricewaterhouseCoopers LLP.

                                            Fiscal Year
                         ------------------------------------------------------
                           1994      1995       1996        1997        1998
                         --------  --------  ----------  ----------  ----------
                                            In Thousands
Statement of operations
 data:
 Revenues............... $  3,000  $    --   $      531  $   51,950  $  172,536
  Total cost of
   revenues.............      --        --        3,230     108,335     228,419
  Sales, general and
   administrative.......    6,290    12,619      47,140     105,375     255,242
  Research and
   development..........    7,071    14,345      34,575      23,932      16,639
  Depreciation and
   amortization.........    1,125    11,038      15,587      52,644     129,043
 Loss from operations...  (11,433)  (38,002)   (100,401)   (238,336)   (456,807)
  Interest income
   (expense), net.......   (1,156)      232     (26,529)    (76,189)   (175,832)
 Loss before
  extraordinary items...   (9,330)  (37,770)   (126,930)   (314,419)   (652,667)
 Net loss attributable
  to common
  stockholders(1)(2)....   (9,330)  (37,770)   (126,930)   (321,010)   (677,727)
 Basic and diluted loss
  per common
  share(3)(4):
  Loss before
   extraordinary
   item(5)..............      --        --        (2.74)      (6.10)     (12.66)
  Net loss per common
   share-basic and
   diluted(5) ..........      --        --        (2.74)      (6.23)     (12.87)
Balance sheet data:
 Working capital
  (deficit).............    3,095    (1,410)    246,315     (92,165)    (41,300)
 Total assets(6)........  360,946   474,990   1,419,472   1,779,589   2,066,604
 FCC license
  obligations(6)........  347,518   347,518     709,853     758,590     444,737
 Other long-term debt...    1,688    48,349     477,503     991,852   1,954,509
 Preferred stock........   15,902    44,127         --          --      276,191
 Total stockholders'
  equity (deficit)(7)...   (7,416)  (30,548)    133,774    (181,906)   (586,020)

--------
(1) The Company recorded an extraordinary loss on the return of certain C Block licenses of $11.1 million.
(2) The Company recorded an extraordinary loss on the early extinguishment of debt of $6.6 million.
(3) Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus other dilutive securities. As the Company is in a loss position, basic and diluted earnings per common share are the same amount. Diluted earnings per common share has not been adjusted for the impact of the Cumulative Convertible Preferred Stock for 1998, the redeemable preferred stock in 1995 and 1994, and for the stock options and warrants for 1994 through 1998, as they are anti-dilutive.
(4) Because the Company had its initial public offering of common stock in 1996, basic and diluted earnings per common share are not included for 1995 and 1994.
(5) Basic and diluted loss per common share is shown net of the accretion of the 7% Cumulative Convertible Preferred Stock in 1998.
(6) During the second quarter of 1998, the Company returned fourteen C Block licenses and disaggregated 15MHz of four remaining C Block licenses. As a result, the Company recognized a book reduction in FCC license obligations of $242.3 million and a reduction of assets of $296 million.
(7) Included in stockholders' equity (deficit) is the issuance of 325,000 shares of Cumulative Convertible Preferred Stock in the second quarter of 1998. Net proceeds from the issuance totaled $252.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this 10-K contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in forward-looking statements.

OVERVIEW

  At December 31, 1997, the Company offered PCS services in New York and had just commenced operations in Philadelphia and Atlantic City. One year later, the Company had built and launched services in over 20 additional cities, including Boston, Providence, Miami, West Palm Beach, Fort Lauderdale, Detroit, Indianapolis, Albany, Syracuse and Hartford. The Company has also commenced operations in a joint venture, which offers services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading, and a joint operating agreement which offers service in Wichita, KS. The Company, through OTI, is also a leading developer and supplier of wireless communication technologies, products and engineering services.

  The Company was the first PCS operator in the country to offer prepaid services, reseller services, international calling and roaming and enhanced wireless services such as real time stock quotes and wireless Internet access. The Company marketed to approximately 46 million POPS at December 31, 1998.

  Highlights of the Company's financial operations are as follows:

  .December 1998: $125 million of Senior Notes

  .December 1998: Detroit and Indianapolis market launches

  .September 1998: Purchase of Urban Wireless' customer base

  .July 1998: $160 million credit facility with Bank of America International

  .June 1998: Connecticut and upstate New York market launches

  . June 1998: Return of C Block licenses resulting in reduction of $337 million of FCC debt and accrued interest

  .May 1998: $325 million from preferred stock issuance

  .March 1998: Boston and Miami market launches

  .February 1998: Refinancing of $516 million interim credit facility with a $750 million credit facility

  .January 1998: $400 million credit facility for the Midwest markets

  .December 1997: $516 million interim credit facility

  .September 1997: Philadelphia and Atlantic City market launches

  .August 1997: $202.5 million credit facility for the Boston and Miami markets

  .July 1997: $120 million credit facility for the Philadelphia and Dover markets

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

 Revenues:

  Revenues for 1998 were $172.5 million, as compared to revenues of $52.0 million for 1997, an increase of $120.5 million, or 231.7%.

 PCS Services

  Service revenues for 1998 were $141.1 million, as compared to $30.8 million for 1997, an increase of $110.3 million, or 358.1%. The increase in service revenues is due to the continued increase in the number of subscribers partially offset by a decrease in subscriber usage. As a result of the increase in the number of subscribers, handset and accessories revenues for 1998 were $26.6 million, as compared to $11.6 million for 1997, an increase of $15.0 million, or 129.3%. The larger customer base resulted from commercial operations in the metropolitan areas of New York, Miami, Boston, Providence, Philadelphia, and several other Pennsylvania markets. The New York and Philadelphia metropolitan area coverages continue to expand, along with other less populated Pennsylvania markets. The Boston and Miami metropolitan areas began service in March 1998 while the Detroit and Indianapolis markets launched in December 1998. Revenues for 1997 were generated almost exclusively from the New York metropolitan area. A significant portion of the Company's customer base is prepay customers.

 PCS Technology

  OTI had revenues of $4.8 million related to engineering services in 1998, as compared to revenues of $9.6 million related to engineering services and license fees in 1997. OTI is party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.

 Cost of Sales:

  Total costs of service revenue, handset and accessory sales and engineering services for 1998 were $228.4 million, as compared to $108.3 million for 1997, an increase of approximately $120.1 million, or 110.9%.

 PCS Services

  Cost of service revenues were $124.2 million for 1998, as compared to $45.4 million for 1997, an increase of $78.8 million, or 174%. Included in the cost of service revenues for 1998 was approximately $9.6 million of costs associated primarily with international fraud committed during the first six months of 1998. The Company believes that the sources of this fraud have largely been suppressed and steps have been taken with foreign carriers to limit future exposure to such fraud. Excluding these fraud charges, the key causes for the increase in cost of service revenues are the increase in cell sites in operation from 927 at December 31, 1997 to over 2,800 at December 31, 1998, expanded minutes of use, and significantly higher subscriber additions. The Company's managed customer base grew by nearly 230,000 subscribers to 370,000 subscribers during 1998, or approximately 164%. These increases result from the Company offering commercial service in several additional markets in 1998, including the Boston and Miami markets launched at the end of the first quarter of 1998, the Connecticut and upstate New York markets launched in June 1998 and the Detroit and Indianapolis markets launched in December 1998.

  Cost of handset and accessories revenues for 1998 were $100.1 million, as compared to $61.9 million for 1997, an increase of approximately $38.2 million, or 61.7%, as compared to a 164% increase in subscribers. Handset and accessories costs increased as a result of strong growth in customer additions during the year, partially offset by a decrease in unit costs compared to 1997.

 PCS Technology

  Engineering services total cost of sales were $4.2 million, as compared to $1.1 million for 1997, an increase of $3.1 million, or 281.8%. The increases are the results of the Company's additional engineering service revenues in 1998.

 Direct Expenses:

  Research and development expenses in the Company's technology subsidiary for 1998 were $16.6 million, as compared to $23.9 million for 1997, a decrease of $7.3 million, or 30.5%. The Company's technology subsidiary has completed its work on the PCS Fixed Access System, resulting in reduced expense. Additionally, the Company has entered into several joint development arrangements that fund portions of the Company's research and development efforts.

  General and administrative costs include costs such as legal fees, patents, regulatory costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefit costs other than those classified as research and development, those related to cost of service, and those related to selling. Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect and direct distribution channels but excludes the costs of handsets and accessories. Sales, general and administrative costs for 1998 were $255.3 million, as compared to $105.4 million for 1997, an increase of approximately $149.9 million, or 142.2%. The increase is primarily driven by
(i) a 164% increase in the customer base in 1998; (ii) increase in the number of distribution outlets by 255.6% and (iii) an increase in the number of employees by 36.8%. As a result of the increases in subscribers and employees, advertising and marketing, consulting, payroll and indirect acquisition costs increased substantially in 1998. Customer acquisition costs per subscriber additions continued to decline during 1998 and were under $500 for the year. Bad debt expense as a percentage of total revenues increased in 1998, as compared to 1997. During the second and third quarters of 1998, the Company undertook a significant effort to write off accounts receivable balances and adjust its allowance for doubtful accounts. The provision for doubtful accounts as a percentage of revenue improved substantially in the fourth quarter. The Company took actions during the third and fourth quarter to address bad debt issues going forward including installation of a customer profiling system, implementation of an improved credit scoring system, implementation of barring procedures that limit customers from making calls to certain foreign countries without additional credit approvals, and an increase in its monitoring of subscriber activity. As a result of the rapid increase in subscribers and the pioneering of prepaid services, the Company outsourced certain functions, particularly in customer care support and billing. The Company opened a second customer care center in the third quarter of 1998, and also introduced a new Intelligent Network ("IN") platform to better serve the needs of prepaid customers.

 Other Expenses and Income:

  Depreciation and amortization expenses for 1998 were $129.0 million, as compared to $52.6 million for 1997, an increase of approximately $76.4 million, or 145.3%. The increase in depreciation expense is related to network infrastructure equipment placed into service as a result of the Company's continued expansion of coverage in its existing markets as well as services launched in new markets during 1998. The growth in amortization expense was primarily due to the commencement of amortization of the FCC licenses associated with the markets placed into commercial service during the year.

  As a result of the changes in revenues and operating costs and expenses discussed above, the Company's loss from operations for 1998 was $456.8 million, as compared to $238.3 million for 1997, an increase of approximately $218.5 million, or 91.7%.

  Equity in losses from joint ventures for 1998 was $11.9 million, as compared to zero in 1997. The Company expects to incur additional losses as a result of its equity ownership interest in the PCS One joint venture as it continues to build out its network and expand its customer base in central Pennsylvania.

  Interest income for 1998 was $11.4 million, as compared to $12.9 million for 1997, a decrease of $1.5 million, or 11.6%. The decrease was due to the use of cash and cash equivalents to pay for network equipment purchases and operating expenses for new and existing markets in 1998, partially offset by interest from the proceeds of the May 1998 preferred stock offering.

  Interest expense for 1998 was $187.2 million, as compared to $89.1 million for 1997, an increase of $98.1 million, or 110.1%. The increase was due to increased amounts outstanding from loans payable under financing agreements and the senior notes, partially offset by capitalized interest and a reduction in FCC obligations. The Company's capitalized interest for 1998 was $10.3 million, as compared to $54.6 million for 1997, a decrease of $44.3 million, or 81.1%.

  Loss before extraordinary item for 1998 was $652.7 million, as compared to $314.4 million for 1997, an increase of approximately $338.3 million, or 107.6%. This increase was primarily due to a general increase in operating expenses, an increase in net other expenses associated with a 164% increase in the customer base, a nearly tripling of the number of marketed POPS, and expansion of commercial operations in existing and new markets, partially offset by higher revenues.

  In June 1998, the Company recognized an extraordinary loss of $11.1 million from the return of certain C Block licenses. The Company returned fourteen licenses and disaggregated four others. In 1997, the Company recognized an extraordinary loss of $6.6 million from early extinguishment of debt.

  In May 1998, the Company issued $325.0 million of 7% Cumulative Convertible Preferred Stock. The Company received net proceeds of $252.2 million, net of the $62.8 million deposit. During 1998, the Company recorded $13.9 million of accretion related to the Preferred Stock.

  Net loss after extraordinary item and accretion of 7% Cumulative Convertible Preferred Stock for 1998 was $677.7 million, as compared to $321.0 million for 1997, an increase of approximately $356.7 million, or 111.1%.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

 Revenues:

 PCS Services

  Revenues for the year ended December 31, 1997 were $52.0 million, as compared to $531,000, for the year ended December 31, 1996, an increase of $51.5 million. Revenues for 1997 consisted primarily of service revenue and handset sales associated with the launch of commercial service of the New York MTA PCS network in February 1997, and the Philadelphia PCS network in September 1997. Revenues for 1996 included service revenue and handset sales since the November 1996 soft launch of the New York MTA PCS network.

 PCS Technology

  OTI had revenues of $8.5 million related to license fees and $1.1 million related to engineering services in 1997 compared to zero in 1996.

  Cost of Sales:

 PCS Services

  Cost of service revenues and handset sales for 1997 were $107.3 million, as compared to $3.2 million in 1996 an increase of $104.1 million. This increase primarily relates to the nearly full year of operations of the New York PCS network in 1997 versus one month of 1996. Included in 1997 was $8.0 million of inventory write-downs to reflect lower net replacement cost of handset inventory, handset subsidies and other costs of operations for launched networks.

 PCS Technology

  Engineering total cost of sales in OTI was $1.1 million in 1997, as compared to zero in 1996. The increase was primarily due to the contract engineering services begun in 1997.

  Direct Expenses:

  Research and development expenses for 1997 were $23.9 million, as compared to $35.0 million for 1996, a decrease of $11.1 million, or 31.7%. In 1996, PCS network operations expenses of $27.4 million were included in research and development expenses prior to the launch of commercial service of the New York MTA PCS network. In 1997, the operations expenses of the PCS network of approximately $36.3 million were included in cost of service revenue and handset sales. In 1996, research and development expenses included $4.8 million for project management and other costs associated with the buildout of the IS-661 Pilot system. In 1997, the Company's research and development expenses increased approximately $17.0 million associated with continued development of the IS661 PCS Fixed Access System ("PFAS") programs.

  Sales, general and administrative expenses for 1997 were $105.4 million, as compared to $47.1 million for 1996, an increase of approximately $58.3 million, or 123.8%. Of this increase, $26.4 million was from payroll and payroll related expenses associated with increases in headcount resulting from the expansion of the Company's operations. The remaining increase consisted primarily of $15.2 million in marketing, $4.4 million in consulting fees, $5.0 million of rent and utilities, $3.7 million of travel and related expenses and $2.8 million of other professional fees associated with the Company's continued expansion of its PCS networks. The Company expects that such expenses will continue to increase in 1998 as the Company continues to expand its operations.

 Other Expenses and Income:

  Depreciation and amortization expenses for 1997 were $52.6 million, as compared to $15.6 million for 1996, an increase of $37.0 million, or 237.2%. The increase in 1997 was principally due to the commencement of depreciation on the network infrastructure equipment placed into commercial service.

  Interest income for 1997 was $12.9 million as compared to $10.7 million for 1996, an increase of approximately $2.2 million, or 20.6%.

  Interest expense for 1997 was $89.1 million as compared to $37.2 million for 1996, an increase of $51.9 million or 139.5%. The increase was primarily due to $40.6 million of interest expense incurred in 1997 for the 11 5/8% Senior and Series A Senior Notes due 2006 (the "1996 Senior Notes") and $14.1 million of interest on the Company's PCS licenses, net of amount capitalized and $14.1 million related to the loan payable under financing agreements. The Company capitalized interest of $36.6 million relating to the PCS licenses and $18.0 million relating to construction in progress during 1997.

  On December 29, 1997, the Company entered into a $516.0 million interim credit facility which was used to pay off all amounts outstanding under the Nortel and Ericsson provided New York credit facilities. Associated with this extinguishment of debt, the Company wrote off $6.6 million of deferred financing costs associated with the Nortel and Ericsson provided New York credit facilities, which has been reflected as an extraordinary loss.

  Net loss for 1997 was $321.0 million, as compared to $126.9 million for 1996, an increase of $194.1 million, or 153%. This increase was primarily due to increased operating expenses related to the Company's expansion of PCS operations in 1997, as well as an increase of $49.6 million in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and short-term investments of $238.3 million as of December 31, 1998 which increased $159.7 million from December 31, 1997. Of this balance, cash and cash equivalents of $194.7 million increased by $131.2 million from December 31, 1997. The increase was primarily due to advances of $926.2 million from financing activities, partially offset by $463.8 million of cash used in operating activities and $331.2 million used in investing activities. As of December 31, 1998, the Company had negative working capital of approximately $41.3 million, which decreased $50.9 million from the prior year's negative working capital of $92.2 million. The Company expects operating losses and working capital deficits to continue as the Company continues to grow its PCS operations. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy.

  The cash provided from financing activities included $239.1 million from various financing agreements net of non-cash borrowings to pay suppliers, net proceeds of $252.2 million from the issuance of 7% Cumulative Convertible Preferred Stock ("Preferred Stock"), cash proceeds of $425.0 million from the Institutional OCI Financing Agreements and proceeds of $125 million from the issuance of 14% Senior Notes ("14% Senior Notes"). These amounts were offset by principal repayments associated with the Company's related obligations. Additionally, in 1998, the Company used $52.3 million of proceeds from its escrow deposit account to pay interest on the 1996 Senior Notes.

  Cash used in operating activities resulted from the Company's operations and expenses related to the continued buildout of its core PCS networks as well as interest expense on its various borrowings. The Company incurred increased network operating costs due to growth in the number of subscribers and the related network usage. Cash used in operating activities in 1998 increased $296.9 million principally due to ongoing operations as well as the significant expansion of its subscriber base in its existing and new markets which included the launch of the Miami and Boston markets in March and the Connecticut and upstate New York markets in June. Operations of the Company for 1998 have been principally financed through advances from various financing agreements, proceeds from the issuance of Preferred Stock and payments from subscribers.

  Cash used in investing activities related to the purchase of fixed assets of $371.6 million to support the Company's continuing expansion. Cash used for capital expenditures was partially offset by proceeds from the sale of short term investments of $52.3 million.

  Based on current LIBOR rates, the Company's current total weighted average cost of drawn debt, including the recent $125 million of 14% Senior Notes, is approximately 9.2%; the incremental $250 million in vendor financing agreements ($150 million for general working capital purposes arranged by Siemens and Nortel on March 31, 1999, and $100 million for buildout of the Companys' networks) will have a weighted average interest rate of 8.45%; and the available $264 million in prior vendor financing commitments has a weighted average interest rate of 8.05%. The Company's average cost of debt can be further reduced with the closing of a strategic equity investor transaction. If such a transaction is not closed by April 21, 1999, the Company will incur an additional $625,000 in interest each month until a transaction is closed.

  The Company anticipates that its future revenue growth will outpace the percentage growth in operating costs and expenses. In 1998, the number of subscribers grew by approximately 230,000, which is expected to decrease the cash used in operations in 1999. The Company plans to reduce customer acquisition cost per subscriber and improve its economies of scale in its network operating costs. The Company also anticipates decreasing its level of capital expenditures to below $250 million in 1999, almost all of which will be financed through vendors. The Company has future purchase commitments which it plans to finance pursuant to available financing agreements with the related vendor.

  The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. The Company has obtained cumulative financing and commitments of $3.7 billion, of which $1.3 billion was arranged in 1998. While the Company is currently in the process of pursuing equity financing, the Company believes that the December 1998 sale of the 14% Senior Notes, the $125 million for general working capital purposes funded by Siemens and Nortel on March 31, 1999, the remaining availability under the Institutional OCI financing Agreements and the prior vendor commitments and arrangements available for working capital, along with other incremental actions, if necessary, will be sufficient to fund operating losses and working capital necessary for the operation of the Company's PCS networks through the end of 1999. Other incremental actions, if necessary, may include; the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and timing of certain payments. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the Company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements. The Company believes that cash and cash equivalents on hand, anticipated revenues, vendor financing and the foregoing actions will be adequate to fund its operations through the end of 1999.

  The Company also believes that access to capital in 1999 and future periods is necessary to build out its networks. Subsequent to December 31, 1998, the Company signed definitive agreements for incremental financing commitments from vendors of $100 million in addition to the existing vendor commitments that were available as of December 31, 1998. As a result, over $322 million of vendor financing will be available for expansion of the Company's networks and related costs.

  The Company's future financing requirements will depend upon many factors, including the successful development of products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of strategic partnering arrangements or public offerings and private placements of debt or equity securities or both. There can be no assurance, however, that the Company will obtain additional funding to fund its operations and capital expenditures. To the extent that the buildout of the networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC actions, the Company may require additional funding to implement its business strategy.

  The Company is currently in negotiations for additional financing. The Company has participated in many discussions with, and has received proposals from, potential equity investors. The Company is in the process of evaluating these proposals and believes that these opportunities can provide significant additional liquidity. However, there can be no assurance that such financing will be obtained on favorable terms, or at all.

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

YEAR 2000 COMPLIANCE

  Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millennium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent of non-compliance with the Y2K issue and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is proceeding on schedule to be Y2K compliant in all of its critical systems by the third quarter of 1999, with additional system testing to continue thereafter.

  The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers compliance. The Y2K compliance team created a five stage process for becoming Y2K compliant. The five process stages are (1) compiling a complete inventory of all date sensitive technology equipment; (2) prioritizing systems affected based on estimated time to compliance, vendor and maintenance schedule; (3) performing modification of affected systems; (4) completing testing of modified systems; and (5) performing implementation of modified systems. The Company has generally completed the inventory and assessment of its date sensitive technology equipment, and is in various stages of modifying and testing a number of the systems.

  Embedded Technology and Infrastructure Equipment. The embedded technology and infrastructure equipment area of concern consists primarily of the hardware portion of the switching platforms and network surveillance equipment. Much of this equipment, specifically the switching platforms, is purchased from third party vendors and has a yearly maintenance contracts. The maintenance contracts include regular software and hardware upgrades that should automatically bring the equipment into Y2K compliance. The Company is dependent on these third parties to assess the impact of the Y2K problem on the technology they have supplied and to take any necessary corrective action. All corrective action taken by these third parties is covered under maintenance contracts and would be part of regularly scheduled maintenance. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by September 30, 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant.

  Non-embedded Technology Equipment. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. The Company has prioritized the systems that are not Y2K compliant and is in the process of upgrading or replacing non-compliant systems. Except for one system, all business-critical non-embedded technology systems are scheduled to be Y2K compliant by September 30, 1999.

  Third Party Suppliers. The Company has prioritized its critical suppliers and communicated with them about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties is complete. The Company has plans to implement and test all critical third party Y2K items by September 30, 1999. One of the systems involving the Company's point-of-sale activities is scheduled to be Y2K complaint by September 30, 1999, with testing expected to continue thereafter.

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

  The Company is currently working diligently to make all of its business-critical systems Y2K compliant by September 30, 1999, with additional testing to continue thereafter. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans during 1999 as part of its Y2K risk mitigation efforts.

  Costs. Total costs incurred to date specifically associated with becoming Y2K compliant are over $500,000. The total estimated specific costs of becoming Y2K compliant is estimated to be approximately $2.8 million. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade have not been included in this estimate are approximately $10.6 million. These costs are considered by the Company to be a normal recurring expense. The portion of these costs that relate specifically to Y2K compliance will be included in the Y2K estimates if they can be separately identified.

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

RECENT ACCOUNTING PRONOUNCEMENTS

 Recent Accounting Pronouncements

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of December 31, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the year ended December 31, 1998.

  In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), was issued to provide guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and earlier adoption is encouraged. The Company adopted the guidelines of SOP98-5 as of January 1, 1998 and the impact of such adoption was not material to results of operations or cash flows for the year ended December 31, 1998.

  In 1998, Omnipoint Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the

Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management believes this statement will not impact the Company's financial statements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                          Page
                                                                         Number
                                                                         ------
(a)Documents filed as part of the report:

  (1) Report of Independent Accountants.................................   38
    Consolidated Balance Sheets at December 31, 1998 and 1997...........   39
    Consolidated Statements of Operations for the years ended December
     31, 1998, 1997 and 1996............................................   40
    Consolidated Statements of Stockholders' Equity (Deficit) for the
     years ended December 31, 1998, 1997 and 1996.......................   41
    Consolidated Statements of Cash Flows for the years ended December
     31, 1998, 1997 and 1996............................................   42
    Notes to Consolidated Financial Statements..........................   43
  (2) Financial Statement Schedule......................................  S-1
  (3) Exhibits

     Exhibit  Number                         Description
     ---------------                         -----------
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

        10.15@       Promissory Note, dated April 17, 1995, by Bradley E.
                     Sparks.

        10.16@ Stock Restriction Agreement, dated April 17, 1995, by and between the Registrant and Bradley E. Sparks.

        10.17*** Employment Agreement, dated November 3, 1996, by and between the Registrant and Kjell S. Andersson.

        10.18***     Promissory Note, dated February 24, 1997, by Kjell S.
                     Andersson.

        10.19*** Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.

        10.20@ Series B Convertible Preferred Stock Purchase Agreement, dated August 9, 1993, by and among the Registrant and Madison Dearborn.


     Exhibit  Number                        Description
     ---------------                        -----------
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

     10.38@+ Memorandum of Understanding, dated November 22, 1995, by and between the Registrant and Ericsson Inc.

     10.39@ Letter Agreement, dated January 24, 1996, by and between the Registrant and Ericsson Inc.

     10.40@ Letter of Intent, dated October 26, 1995, by and between the Registrant and BellSouth Personal Communications,
                     Inc.

     10.41@ Contract for Sale of Real Estate, dated August 30, 1995, by and between F&R Bari Realty, Ltd., Inc. and Omnipoint
                     Communications Inc.


     Exhibit  Number                        Description
     ---------------                        -----------
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



     10.60           Purchase Agreement by and among the Company, Donaldson,
                     Lufkin & Jenrette Securities Corporation, BancAmerica
                     Robertson Stephens, Bear, Stearns & Co. Inc. and Smith
                     Barney Inc., dated May 1, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-
                     Q, filed May 15, 1998.)

     Exhibit  Number                        Description
     ---------------                        -----------
     10.61           Deposit Agreement by and among the Company, Marine
                     Midland Bank, and the holders from time to time of the
                     Depositary Shares, dated May 6, 1998. (Incorporated
                     herein by reference to the Company's Quarterly Report on
                     Form 10-Q, filed May 15, 1998.)

     10.62 Deposit Account Agreement by and between the Company and The First National Bank of Maryland, dated May 6, 1998.
                     (Incorporated herein by reference to the Company's
                     Quarterly Report on Form 10-Q, filed May 15, 1998.)

     10.63 Loan agreement, dated June 25, 1998, by and between Omnipoint MB Holdings, L.L.C. and Bank of America
                     National Trust and Savings Association. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed August 14, 1998. Portions of this
                     Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange Act of 1934.)

     10.64 Amended and restated loan agreement, dated June 25, 1998, by and between Omnipoint MB Holdings, L.L.C. and
                     Ericsson Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed August
                     14, 1998. Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to Rule 24b-2 under the Exchange Act of 1934.)

     10.65 Capital Contribution Agreement dated September 18, 1998, by and between Omnipoint Corporation and D&E
                     Communications, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed
                     November 17, 1998.)

     10.66           Note Purchase Agreement by and among Omnipoint
                     Corporation, IBJ Schroder Bank & Trust Company, as paying agent, and certain initial purchasers named therein, dated December 21, 1998. (Incorporated herein by reference to the Company's Current Report on Form 8-
                     K, filed December 29, 1998.)

     10.67 Form of 14% Senior Note. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December 29, 1998.)

     21.1@  Subsidiaries of the Registrant.

     23.1   Consent of PricewaterhouseCoopers LLP

     24.1   Power of Attorney (included in signature pages).

     27     Financial Data Schedule.

--------
@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-98360.
@@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-03739.
@@@ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-19895.
* Incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated herein by reference to the Company's Current Report on Form 8-K, filed May 3, 1996.
*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
# Incorporated herein by reference to the Company's Current Report on Form 8-K, filed August 28, 1997.
## Incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 26, 1998.
+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, which application was granted by the Commission.
++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed May 3,1996.
+++ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 31,1997.
! Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed August 28,1997.
!! Portions of the Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, filed March 26, 1998.

(b) REPORTS ON FORM 8-K

  A Current Report on Form 8-K dated December 21, 1998, was filed pursuant to
Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) on December 29, 1998.

(c) EXHIBITS

  The exhibits required by this Item are listed under Item 14(a)(3).

(d) FINANCIAL STATEMENT SCHEDULE

  The consolidated financial statement schedule required by this Item is listed under Item 14(a)(2).

  Omnipoint will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders and the proxy statement, portions of which are incorporated herein by reference thereto. Omnipoint will furnish any other exhibit at cost.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on 2nd of April, 1999.

                                          OMNIPOINT CORPORATION

                                                   /s/ Douglas G. Smith
                                          By: _________________________________
                                                     Douglas G. Smith
                                               President and Chief Executive
                                                          Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Douglas G. Smith            President, Chief Executive    April 2, 1999
______________________________________  Officer, Chairman of the
           Douglas G. Smith             Board and Director
                                        (Principal Executive
                                        Officer)

      /s/ George F. Schmitt            Executive Vice President      April 2, 1999
______________________________________  and Director; President
          George F. Schmitt             of Omnipoint
                                        Communications Inc.

       /s/ Harry Plonskier             Chief Accounting Officer      April 2, 1999
______________________________________  (Principal Financial and
           Harry Plonskier              Accounting Officer)

        /s/ James J. Ross              Director and Vice Chairman    April 2, 1999
______________________________________  of the Board
            James J. Ross

       /s/ Evelyn Goldfine             Director                      April 2, 1999
______________________________________
           Evelyn Goldfine

      /s/ Richard L. Fields            Director                      April 2, 1999
______________________________________
          Richard L. Fields


              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Paul J. Finnegan            Director                      April 2, 1999
______________________________________
           Paul J. Finnegan

     /s/ James N. Perry, Jr.           Director                      April 2, 1999
______________________________________
         James N. Perry, Jr.

         /s/ Arjun Gupta               Director                      April 2, 1999
______________________________________
             Arjun Gupta

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  33

Consolidated Balance Sheets at December 31, 1998 and 1997................  34

Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996.....................................................  35

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996..................................  36

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996.....................................................  37

Notes to Consolidated Financial Statements...............................  38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Omnipoint Corporation:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnipoint Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
March 31, 1999

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (In thousands, except share data)

                                                           1998         1997
                                                        -----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $   194,732  $   63,581
  Short term investments..............................       43,571      15,009
  Escrow deposit......................................          --       51,230
  Accounts receivable, net of allowances of $12,094
   and $5,746 as of December 31, 1998 and 1997,
   respectively.......................................       38,065      20,079
  Inventory...........................................       29,729      39,962
  Prepaid expenses and other current assets...........       22,057       8,554
                                                        -----------  ----------
    Total current assets..............................      328,154     198,415
Fixed assets, at cost
  Network infrastructure equipment in-service.........      907,649     270,236
  Construction in progress............................      163,410     274,582
  Other fixed assets..................................      110,473      86,560
  Accumulated depreciation............................     (150,357)    (46,388)
                                                        -----------  ----------
Fixed assets, net.....................................    1,031,175     584,990
FCC licensing costs, net of accumulated amortization
 of $42,824 and $28,854 as of December 31, 1998 and
 1997, respectively...................................      645,408     938,533
Deferred financing costs and other intangible assets,
 net of accumulated amortization of $7,455 and $2,814
 as of December 31, 1998 and 1997, respectively.......       44,959      27,534
Investments in affiliates and joint ventures..........        3,506      23,180
Other long-term assets................................       13,402       6,937
                                                        -----------  ----------
Total assets..........................................  $ 2,066,604  $1,779,589
                                                        ===========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................  $   121,171  $  124,112
  Accrued expenses....................................       61,770      26,023
  Accrued interest payable............................       48,313      57,791
  FCC license obligations.............................      116,076      79,527
  Loans payable under financing agreement.............       13,731         --
  Deferred revenue and other current liabilities......        8,393       3,127
                                                        -----------  ----------
    Total current liabilities.........................      369,454     290,580
FCC license obligations...............................      328,661     679,063
Loans payable under financing agreements..............    1,350,613     513,766
Senior notes..........................................      603,896     478,086
Commitments and contingencies (Notes 8, 10, 11, and
 13)
Stockholders' equity (deficit):
  7% Cumulative Convertible Preferred Stock, $1,000
   par value, 10,000,000 and 5,000,000 authorized,
   325,000 and no shares issued and outstanding, as of
   December 31, 1998 and 1997, respectively...........      276,191         --
  Common stock, par value, $.01 per share; 200,000,000
   and 75,000,000 shares authorized, 53,082,360 and
   52,270,879 shares issued and outstanding, as of
   December 31, 1998 and 1997, respectively...........          531         523
  Additional paid-in capital..........................      315,762     334,231
  Accumulated deficit.................................   (1,171,220)   (507,438)
  Unearned compensation...............................       (5,111)     (7,136)
  Notes receivable....................................       (2,173)     (2,086)
                                                        -----------  ----------
    Total stockholders' equity (deficit)..............     (586,020)   (181,906)
                                                        -----------  ----------
Total liabilities and stockholders' equity (deficit)..  $ 2,066,604  $1,779,589
                                                        ===========  ==========

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In thousands, except per share data)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Revenues:
 Service revenues, net.......................  $ 141,136  $  30,766  $     269
 Handset and accessories revenues, net.......     26,616     11,611        262
 License fees and engineering services.......      4,784      9,573        --
                                               ---------  ---------  ---------
  Total revenues.............................    172,536     51,950        531
Operating costs and expenses:
 Cost of service revenues....................    124,177     45,367      3,230
 Cost of handset and accessories revenues....    100,074     61,895        --
 Cost of engineering services................      4,168      1,073        --
 Research and development....................     16,639     23,932     34,975
 Sales, general, and administrative..........    255,242    105,375     47,140
 Depreciation and amortization...............    129,043     52,644     15,587
                                               ---------  ---------  ---------
  Total operating costs and expenses.........    629,343    290,286    100,932
 Loss from operations........................   (456,807)  (238,336)  (100,401)
Other income (expense):
 Equity in losses of joint ventures..........    (11,879)       --         --
 Interest income.............................     11,355     12,872     10,697
 Interest expense............................   (187,187)   (89,061)   (37,226)
 Other income (expense)......................     (8,149)       106        --
                                               ---------  ---------  ---------
Loss before extraordinary item...............   (652,667)  (314,419)  (126,930)
Extraordinary loss on early extinguishment of
 debt........................................        --      (6,591)       --
Extraordinary loss on return of C-Block li-
 censes......................................    (11,115)       --         --
                                               ---------  ---------  ---------
Net loss.....................................   (663,782)  (321,010)  (126,930)
Accretion of 7% Cumulative Convertible Pre-
 ferred Stock................................    (13,945)       --         --
                                               ---------  ---------  ---------
Net loss attributable to common stockhold-
 ers.........................................  $(677,727) $(321,010) $(126,930)
                                               =========  =========  =========
Basic and diluted loss per common share:
Loss per common share before extraordinary
 item........................................  $  (12.66) $   (6.10) $   (2.74)
                                               =========  =========  =========
Loss per common share on extraordinary item..       (.21)      (.13)       --
                                               ---------  ---------  ---------
 Net loss per common share-basic and dilut-
  ed.........................................  $  (12.87) $   (6.23) $   (2.74)
                                               =========  =========  =========
Weighted average common shares outstanding--
 basic and diluted...........................     52,640     51,554     46,253
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (In thousands, except share data)

                                                                                                           Total
                            Common Stock     Additional                                                Stockholders'
                          ------------------  Paid-in   Preferred Accumulated    Unearned     Notes       Equity
                            Shares    Amount  Capital     Stock     Deficit    Compensation Receivable   (Deficit)
                          ----------  ------ ---------- --------- -----------  ------------ ---------- -------------
Balance, December 31,
 1995...................  24,658,618   $247   $ 29,860  $    --   $   (59,498)   $   (23)    $(1,134)    $ (30,548)
Dividends accrued on
 Series B and Series C
 preferred stock........         --     --        (273)      --           --         --          --           (273)
Shares issued with
 initial public
 offering, net..........   8,050,000     80    118,357       --           --         --          --        118,437
Shares issued with
 secondary public
 offering, net..........   4,500,000     45    110,643       --           --         --          --        110,688
Conversion of
 subordinated debt......   1,562,500     16     16,234       --           --         --          --         16,250
Conversion of Series A,
 B, and C preferred
 stock..................  10,605,591    106     44,597       --           --         --          --         44,703
Exercise of stock
 options................     995,592     10        729       --           --         --          --            739
Exercise of warrants....     596,999      6         (3)      --           --         --          --              3
Issuance of options
 below fair market
 value..................         --     --       9,628       --           --      (9,628)        --            --
Amortization of unearned
 compensation...........         --     --         --        --           --         768         --            768
Interest on employee
 notes receivable.......         --     --         --        --           --         --         (138)         (138)
Forgiveness of employee
 notes receivable.......         --     --         --        --           --         --           75            75
Net loss................         --     --         --        --      (126,930)       --          --       (126,930)
                          ----------   ----   --------  --------  -----------    -------     -------     ---------
Balance, December 31,
 1996...................  50,969,300    510    329,772       --      (186,428)    (8,883)     (1,197)      133,774
                          ----------   ----   --------  --------  -----------    -------     -------     ---------
Exercise of stock
 options................     530,970      5      1,035       --           --         --          --          1,040
Exercise of warrants....     613,385      6         (4)      --           --         --          --              2
Sale of common stock
 under Employee Stock
 Purchase Plan..........     112,224      1      1,705       --           --         --          --          1,706
Restricted stock
 returned upon
 termination............     (15,000)   --        (150)      --           --         --          150           --
Issuance of restricted
 stock in exchange for
 employee note
 receivable.............      60,000      1      1,086       --           --         --       (1,087)          --
Issuance of options in
 the form of advanced
 compensation...........         --     --       1,154       --           --      (1,154)        --            --
Amortization of unearned
 compensation...........         --     --         --        --           --       2,534         --          2,534
Cancellation of unearned
 compensation...........         --     --        (367)      --           --         367         --            --
Interest on employee
 notes receivable.......         --     --         --        --           --         --         (138)         (138)
Forgiveness of employee
 notes receivable.......         --     --         --        --           --         --          186           186
Net loss................         --     --         --        --      (321,010)       --          --       (321,010)
                          ----------   ----   --------  --------  -----------    -------     -------     ---------
Balance, December 31,
 1997...................  52,270,879    523    334,231       --      (507,438)    (7,136)     (2,086)     (181,906)
                          ----------   ----   --------  --------  -----------    -------     -------     ---------
Exercise of stock
 options................     485,413      5      1,476       --           --         --          --          1,481
Sale of common stock
 under Employee Stock
 Purchase Plan..........      87,522      1      1,196       --           --         --          --          1,197
Issuance of options in
 form of advanced
 compensation...........         --     --       1,828       --           --      (1,828)        --            --
Issuance of common stock
 for employee 401(k)
 matching...............      25,792    --         660       --           --         --          --            660
Issuance of common stock
 for prepaid interest on
 investor notes.........     212,754      2      1,873       --           --         --          --          1,875
Issuance of Convertible
 Preferred Stock........         --     --     (10,024)  262,245          --         --          --        252,221
Accretion of Convertible
 Preferred Stock........         --     --     (13,946)   13,946          --         --          --            --
Amortization of unearned
 compensation...........         --     --         --        --           --       2,403         --          2,403
Cancellation of unearned
 compensation...........         --     --      (1,494)      --           --       1,450         --            (44)
Interest on employee
 notes receivable.......         --     --         --        --           --         --         (144)         (144)
Return of restricted
 stock..................         --     --         (38)      --           --         --           38           --
Forgiveness of employee
 notes receivable.......         --     --         --        --           --         --           19            19
Net loss................         --     --         --        --      (663,782)       --          --       (663,782)
                          ----------   ----   --------  --------  -----------    -------     -------     ---------
Balance, December 31,
 1998...................  53,082,360   $531   $315,762  $276,191  $(1,171,220)   $(5,111)    $(2,173)    $(586,020)
                          ----------   ----   --------  --------  -----------    -------     -------     ---------

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows used in operating activities:
 Net loss....................................  $(663,782) $(321,010) $(126,930)
 Extraordinary item--loss on return of C
  block licenses.............................     11,115        --         --
 Extraordinary item--loss on early
  extinguishment of debt.....................        --       6,591        --
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization...............    129,042     52,644     15,587
 Provision for doubtful accounts.............     33,230      8,059        --
 Loss on disposal of fixed assets ...........      7,346        --         --
 Acquisition of reseller customer base.......      4,232        --         --
 Inventory write down to replacement cost....        --       8,049     10,114
 Accrued interest............................     30,380     45,719     11,684
 Payment in kind interest on financing
  agreements.................................     14,084     11,860        --
 Equity in losses on investments in joint
  ventures...................................     11,879        --         --
 Interest income associated with restricted
  cash.......................................     (1,084)    (3,683)    (1,401)
 Interest expense associated with
  amortization of discount, premium and
  issuance costs.............................     10,381     10,135      4,557
 Purchases of trading securities, net........    (28,562)    (2,809)   (12,200)
 Other.......................................      2,232      2,582      1,245
 Changes in operating accounts:
 Accounts receivable.........................    (55,448)   (26,828)       --
 Prepaid expenses and other assets...........    (17,242)   (14,743)      (997)
 Inventory...................................     10,233    (10,520)   (46,294)
 Accounts payable and accrued expenses.......     32,806     63,923     80,127
 Deferred revenue and other current
  liabilities................................      5,287      3,059        --
                                               ---------  ---------  ---------
Net cash used in operating activities........   (463,871)  (166,972)   (64,508)
                                               ---------  ---------  ---------
Cash flows used in investing activities:
 Deposit for FCC auctions....................        --         --     (60,000)
 Purchase of fixed assets....................   (371,554)  (320,962)  (170,931)
 Proceeds from disposal of fixed assets......        197
 Purchase of FCC licenses....................    (13,000)  (121,964)   (50,913)
 Refund of FCC deposit.......................        --      60,000     40,000
 Capitalized interest on C and F Block
  licenses...................................     (6,515)   (54,394)   (14,019)
 Purchase of investment securities available
  for sale...................................     (5,000)    (7,901)   (48,627)
 Proceeds from sales of investment securities
  available for sale.........................      5,000     86,962     14,000
 Proceeds from held to maturity investments
  and restricted cash........................     52,314     (2,078)       --
 Investments in joint ventures...............      7,333        --         --
                                               ---------  ---------  ---------
Net cash used in investing activities........   (331,225)  (360,337)  (290,490)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from initial public stock offering,
  net........................................        --         --     118,437
 Proceeds from secondary public stock
  offering, net..............................        --         --     110,687
 Payment of series A, B and C preferred stock
  dividends..................................        --         --      (1,536)
 Proceeds from bank credit agreement.........        --         --      60,000
 Payments on bank credit agreement...........        --         --     (96,500)
 Issuance of Senior Notes, net...............        --         --     187,784
 Issuance of Series A Senior Notes, net......        --         --     164,766
 Issuance of Cumulative Convertible Preferred
  Stock, net.................................    252,221        --         --
 Issuance of Investor Notes, net.............    125,000        --         --
 Proceeds from issuance of common stock......      5,212      2,742        742
 Proceeds from vendor financing agreements...    239,122    364,259     43,270
 Payments on FCC licenses....................    (79,527)       --         --
 Payment of deferred financing costs.........    (20,652)    (3,917)       --
 Proceeds from permanent credit facility.....    400,000        --         --
 Payment on permanent credit facility........     (5,625)       --         --
 Proceeds from interim facility..............     25,000    320,135        --
 Payments on vendor financing agreements.....    (14,484)  (307,353)   (75,178)
 Other.......................................        (20)        (5)      (229)
                                               ---------  ---------  ---------
Net cash provided by financing activities....    926,247    375,861    512,243
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................    131,151   (151,448)   157,245
Cash and cash equivalents at beginning of
 year........................................     63,581    215,029     57,784
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....  $ 194,732  $  63,581  $ 215,029
                                               =========  =========  =========

(See Note 18 for supplemental cash flow information.)

                See Notes to Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 General

  Omnipoint was incorporated in Delaware in June 1987, to design, develop, manufacture and market wireless digital communications products and services. From inception in 1987 to 1992, Omnipoint developed several working prototypes for various wireless voice, data and other digital communication transmission projects. Omnipoint's success in developing its proprietary technology for the first digital personal communications services "PCS" system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission ("FCC") awarding Omnipoint one of three Pioneer's Preferences in 1993. Omnipoint has acquired licenses that allow the Company to build and provide PCS services to over 95 million POPS.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated losses attributable to minority interest holders in excess of their respective share of the subsidiary's net equity are not eliminated in consolidation. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Nature of Operations


  Omnipoint has licenses to provide PCS services in areas covering approximately 95 million POPS, of which approximately 60% are located in a contiguous region of the Northeast U.S. from Maine to Virginia. At December 31, 1998, the Company offered PCS services in the major metropolitan areas within the New York MTA, metropolitan areas in the Eastern United States including Philadelphia, Atlantic City, Boston, Providence, Fort Lauderdale, West Palm Beach, Miami, and Detroit and Indianapolis in the Midwest. The Company has also commenced operations in a joint venture, which offers services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading, and a joint operating arrangement, which offers service in Wichita, KS.

  In September 1996, the FCC issued Omnipoint eighteen 30 MHz Entrepreneurs C Block licenses covering approximately 13.3 million POPS. The Company made two down-payments for the licenses, for a total of $50.9 million. In June 1998, the Company returned fourteen of these licenses and reduced the frequency on the remaining four licenses to 15 MHz. As a result of these elections, the Company reduced its debt owed to the FCC by $282.1 million, reduced the value of its license holdings by $296.0 million and recorded an extraordinary loss of $11.1 million.

  In January 1997, the Company successfully bid on 109 10 MHz D, E and F Block licenses, expanding its footprint by over 61 million POPS. Total consideration of $106.9 million for the 59 D and E Block licenses was paid in full. The Company financed, through the FCC, $59.4 million of the $74.2 million purchase price for the 50 F Block licenses.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  In June 1998, the Company acquired the rights to nine BTA Licenses from ACC Wireless, L.P. representing 5.0 million POPS for $13.0 million (the "ACC Transaction"). The acquired licenses included six licenses within the Boston MTA covering 3.8 million POPS (of which two licenses covering 0.8 million POPS were in BTAs for which the Company elected to return its C Block licenses).

PCS Technology

  By December 31, 1998, OTI had completed delivery of its IS-661 system to the New York MTA. Upon completing the deployment of its proprietary wireless PCS technology in 1998, OTI moved the focus of most of its resources and expertise to the development, integration, and delivery of other advanced wireless products. These activities/products are based on technologies, such as GSM, wireless packet data, General Packet Radio Service ("GPRS"), mobile location positioning, telemetry/wireless meter reading and wireless Internet access.

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

 Current vulnerability due to certain concentrations and financing arrangements

  The Company substantially relies upon its relationship with three of its primary vendors, Nortel, Ericsson, Inc. ("Ericsson") and Siemens. The Company has entered into a series of equipment supply agreements, collaborative development agreements, and vendor financing agreements with Nortel, Ericsson, and Siemens.

  The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. The Company has obtained cumulative financing and commitments of $3.7 billion, of which $1.3 billion was arranged in 1998. While the Company is currently in the process of pursuing equity financing, the Company believes that the $125 million for general working capital purposes funded by Siemens and Nortel on March 31, 1999 as described in Note 21, the remaining availability under financing agreements, senior notes, and vendor commitments and arrangements available for working capital as described in Note 8, along with other incremental actions, if necessary, will be sufficient to fund operating losses and working capital necessary for the operation of the Company's PCS networks through the end of 1999. Other incremental actions, if necessary, may include: the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and timing of certain payments. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the Company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements. The Company believes that cash and cash equivalents on hand, anticipated revenues, vendor financing and the foregoing actions will be adequate to fund its operations through the end of 1999.

  The Company also believes that access to capital in 1999 and future periods is necessary to build out its networks. Subsequent to December 31, 1998, the Company signed definitive agreements for incremental financing commitments from vendors of $100 million in addition to the existing vendor commitments that were available as of December 31, 1998, see Note 21. As a result, over $322 million of vendor financing will be available for expansion of the Company's networks and related costs.

  The Company's future financing requirements will depend upon many factors, including the successful development of products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate facilities, the progress of the Company's research and

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of strategic partnering arrangements or public offerings and private placements of debt or equity securities or both. There can be no assurance, however, that the Company will obtain additional funding to fund its operations and capital expenditures. To the extent that the buildout of the networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC actions, the Company may require additional funding to implement its business strategy.

  The Company is currently in negotiations for additional financing. The Company has participated in many discussions with, and has received proposals from, potential equity investors. The Company is in the process of evaluating these proposals and believes that these opportunities can provide significant additional liquidity. However, there can be no assurance that such financing will be obtained on favorable terms, or at all.

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

 Uncertainty of protection of patents and proprietary rights

  The Company's technology business relies on a combination of patents, trademarks, and nondisclosure and development agreements in order to establish and protect its proprietary rights. The Company has filed and intends to continue to file applications as appropriate for patents covering its technology and products. There can be no assurance that additional patents will be issued or that existing patents together with any future patents will be sufficiently broad to protect the Company's technology. There can also be no assurance that any current or future confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary information will be adequate.

 Loss per common share

  Net loss per common share is present for both basic earnings per common share ("Basic EPS") and diluted common earnings per share ("Diluted EPS"). Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the diluted EPS calculation where the effect of their inclusion is dilutive. Common stock equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

 Cash and cash equivalents

  Cash and cash equivalents are stated at cost which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

 Investments

  Short-term investments consist primarily of money market notes, commercial paper and corporate fixed income bonds with original maturities of less than twelve months.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holdings gains and losses on securities classified as trading are reported as earnings. The fair value of investments is determined based on quoted market prices. The Company determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation at each balance sheet date. The costs of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income.

  At December 31, 1998, $33.3 million of trading securities and $10.3 million of held-to maturity securities were included in short-term investments, at December 31, 1997, $15 million of trading securities were included in short-term investments. The contractual maturities of the held-to maturity securities as of December 31, 1998 is no more than three months. The Company uses the specific identification method to compute its realized gains and losses. Unrealized gain and unrealized losses on held to maturity securities were not material as of December 31, 1998 and 1997.

 Concentration of credit risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various high credit-quality financial institutions and limits the amount of credit exposure with any institution. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers comprising the Company's customer base. The Company also maintains reserves for potential credit losses.

 Joint ventures

  The Company has entered into a joint venture relationship with a third party to jointly operate PCS networks in certain license areas. The investment in joint ventures represents capital contributions of license costs and fixed assets offset by the license obligations and equity in losses of the joint venture. All of the Company's joint venture properties are fully operational. These investments are being accounted for using the equity method of accounting.

 Inventory

  Inventory is recorded at the lower of cost or market on the basis of average cost or replacement value. Inventory consists of handsets, accessories and SIM cards for sale to subscribers as well as raw materials and other items used in development of the Company's technology.

 Fixed assets and depreciation

  Fixed assets are recorded at cost. For construction in progress and in-service network infrastructure equipment, costs include capitalized interest, rent, labor and other capitalizable costs. Major replacements and improvements are capitalized while general repairs and maintenance are charged to expense as incurred.

  Depreciation is computed using the straight-line method over the estimated useful life of the asset commencing from the time they are placed into service. Upon retirement or sales, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

 Licensing costs, deferred financing and other intangible assets

  FCC licenses are amortized using the straight-line method over a period of 40 years. Deferred financing costs include amounts related to obtaining proceeds under debt, credit facilities and financing agreements. These costs are amortized over the life of the related debt agreement, generally one to ten years.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

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

  Periodically management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated discounted future operating income resulting from intangible assets with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects, in addition to other economic factors.

 Preferred stock

  The Company has 5,000,000 shares and 10,000,000 shares of preferred stock authorized as of December 31, 1997 and 1998, respectively. Other than the 325,000 shares of 7% Cumulative Convertible Preferred Stock that are outstanding, the Board of Directors has the authority to issue additional shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

 Revenue recognition

  Usage and access charges are recorded as revenue based on the amount of communications services rendered. Communications services are measured by subscriber usage and fees less collectablity allowances and discounts. Prepaid revenues are deferred until earned. Revenues from the sale of handsets and related accessories are recognized upon shipment or point-of-sale.

  Revenues from license fees or equipment sales and related support services are recognized when hardware or software has been delivered, and future obligations are no longer significant. Engineering service revenues are recognized when services are performed in accordance with the contractual terms, and there are no material future uncertainties or obligations.

 Research and development

  Expenditures for research and development are charged to operations as incurred. Research and development expenses include costs for both new product development and ongoing efforts to improve existing technologies. Internally developed software costs are immaterial.

 Advertising costs

  The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in sales, general and administrative were $44.2 million, $19.8 million and $3.5 million in 1998, 1997, and 1996, respectively.

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

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

 Recent Accounting Pronouncements

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficit. As of December 31, 1998, there were no differences between the Company's net loss, as reported, and comprehensive loss.

  In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the year ended December 31, 1998.

  In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), was issued to provide guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and earlier adoption. The Company adopted the guidelines of 98-5 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the year ended December 31, 1998

  In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management believes this statement will not impact the Company's financial statements.

2. LOSS PER COMMON SHARE

  The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128") which the Company adopted as of December 31, 1997. Basic EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus other dilutive securities. Options and warrants to purchase 9,270,821, 8,970,811 and 7,220,454 shares of common stock during the years ended December 31, 1998, 1997 and 1996 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of preferred stock, convertible into 10,445,123 shares of common stock have also been excluded from the calculation as the effect of their inclusion would have been anti-dilutive.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

  A reconciliation of the number of common shares used for the calculation of dilutive earnings per common share for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                            1998   1997   1996
                                                           ------ ------ ------
   Weighted average number of common shares outstanding... 52,640 51,554 46,253
   Assuming distribution of common shares granted under
    stock option plan less shares assumed purchased at
    average market price..................................    --     --     --
   Assuming distribution of common shares issuable for
    warrants, less shares assumed purchased at average
    market price..........................................    --     --     --
   Assuming conversion of convertible preferred stock.....    --     --     --
                                                           ------ ------ ------
   Common shares used for the calculation of diluted
    earnings per share.................................... 52,640 51,554 46,253
                                                           ====== ====== ======

3. PREPAID EXPENSES AND OTHER ASSETS:

  Prepaid expenses and other assets consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Prepaid cell site rent...................................... $ 7,933 $ 3,481
   Vendor Co-op Receivable ....................................   6,485   1,136
   Miscellaneous receivables...................................   3,686     514
   Deposits....................................................   1,534   1,858
   Other.......................................................   2,419   1,565
                                                                ------- -------
                                                                $22,057 $ 8,554
                                                                ======= =======

4. INVENTORY:

  Inventory consists of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Raw materials............................................... $   --  $   810
   GSM Handsets................................................  25,596  33,254
   Accessories & SIM cards.....................................   4,133   5,898
                                                                ------- -------
                                                                $29,729 $39,962
                                                                ======= =======

5. FIXED ASSETS:

  Fixed assets, including equipment under capital leases, consist of the following at December 31, 1998 and 1997 (in thousands):

                                           Depreciable
                                              Lives        1998        1997
                                          ------------- -----------  --------
   Building and building improvements.... 3 to 10 years $    29,736  $ 16,985
   Machinery, office and computer
    equipment............................  3 to 5 years      80,079    69,085
   Network infrastructure equipment......       7 years     907,649   270,236
   Vehicles..............................       3 years         658       490
                                                        -----------  --------
                                                          1,018,122   356,796
   Less: accumulated depreciation........                  (150,357)  (46,388)
                                                        -----------  --------
                                                            867,765   310,408
   Construction in progress..............                   163,410   274,582
                                                        -----------  --------
                                                        $ 1,031,175  $584,990
                                                        ===========  ========

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $108.8 million, $39.9 million, and $5.9 million, respectively. Network infrastructure construction in progress consists primarily of network infrastructure equipment that has not been placed into service; accordingly no depreciation has been recorded.

  Interest costs capitalized in connection with the Company's construction and development of its network infrastructure totaled approximately $10.3 million, $18.0 million and $2.9 million in 1998, 1997 and 1996, respectively.

6. CUMULATIVE CONVERTIBLE PREFERRED STOCK:

  In May 1998, the Company completed a $325 million private placement of 6,500,000 depositary shares (the "Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock (the "Offering" or "Preferred Stock"). Each Depositary Share has a liquidation preference of $50, equivalent to $1,000 per share of Preferred Stock. Net proceeds to the Company totaled approximately $252.2 million net of offering costs and the deposit of $62.8 million into a deposit account.

  Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million of the gross proceeds into a restricted deposit account (the "Deposit Account"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.875 per Depositary Share. The quarterly payments (paid on February, May, August, and November of each year) commence August 1998 and continue until May 2001 (the "Deposit Expiration Date"). The Company, at its option, may instruct the deposit agent to disburse the quarterly payment in the form of cash or shares of the Company's common stock. The number of shares of common stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the common stock as of the date notice is given by the Company to the deposit agent. Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or any subsequent quarterly payment date. However, the payment cannot be delayed beyond the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depositary Shares in the form of common stock or cash. In the event of a quarterly payment made in the form of common stock at or prior to the Deposit Expiration Date, the deposit agent will reimburse the Company for the value of the quarterly payment in cash from the Deposit Account. In August and November, the deposit agent disbursed quarterly cash payments in total of $11.1 million to holders of the Depositary Shares drawn against the Deposit Account.

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

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK CONVERTED AT IPO:

  In 1991, the Company authorized 3,000,000 shares of Redeemable Convertible Preferred Stock. During 1991, the Company sold 666,667 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for gross proceeds of $1,500,000.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  In 1993, the Company authorized an additional 1,000,000 shares of Redeemable Convertible Preferred Stock. In August 1993, the Company sold 1,500,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") for net proceeds of $15,000,000.

  The Company authorized an additional 1,750,000 shares of Redeemable Convertible Preferred Stock in 1995. During 1995, the Company sold 1,866,338 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") resulting in gross proceeds of $27,995,070, including 666,667 shares issued in satisfaction of a $10,000,000 outstanding balance under a line of credit loan agreement.

  In January 1996, concurrent with the closing of the initial public offering of the Company's common stock, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted into 1,666,667, 4,273,082 and 4,665,842 shares of common stock, respectively. Additionally, $1,536,218 of accrued dividends on Series B Preferred Stock and Series C Preferred Stock were paid in cash.

8. DEBT:

  Debt consists of FCC license obligations related to the acquisition of license rights, Loans payable under Financing Agreements secured by collateral in specific markets, and senior notes. The following debt was outstanding at December 31, 1998 and 1997:

                                    1998        1997
                                 ----------  ----------
   FCC License Obligations
   New York MTA license
    obligation.................  $  267,991  $  347,518
   C Block license
    obligations................     133,675     370,443
   F Block license
    obligations................      43,071      40,629
     Less current portion of
      FCC License obligations..    (116,076)    (79,527)
                                 ----------  ----------
       Total FCC License
        obligations............  $  328,661  $  679,063
                                 ----------  ----------
   Loans Payable Under
    Financing Agreements
   New York financing
    agreements.................  $  744,375  $  325,000
   Miami Boston vendor
    financing agreement........     217,648     128,000
   Miami Boston BankAmerica
    Facility...................     110,877         --
   Philadelphia vendor
    financing agreement........     122,812      60,766
   Midwest vendor financing
    agreement..................     154,952         --
   Handset financing facility
    agreement..................      13,680         --
     Less: current portion of
      financing agreements.....     (13,731)        --
                                 ----------  ----------
       Total loans payable
        under financing
        agreements.............  $1,350,613  $  513,766
                                 ----------  ----------
   Senior Notes
   14% Senior Notes due
    December 2003..............  $  125,000  $      --
   11 5/8% Senior Notes due
    August 2006................     250,000     250,000
   11 5/8% Series A Notes due
    August 2006................     207,696     208,289
   12% Institutional Notes due
    November 2000..............      21,200      19,797
                                 ----------  ----------
     Total Senior Notes........  $  603,896  $  478,086
                                 ----------  ----------
       Total Long-Term Portion
        of Debt................  $2,283,170  $1,670,915
                                 ==========  ==========

  The following is a summary of the Company's various loan agreements:

FCC LICENSE OBLIGATIONS

  FCC License obligations were incurred for the A, C and F Block Licenses that were obtained in the FCC auctions. The amounts are due to the FCC in installment payments. The Loans are generally secured by their respective Licenses held by the Company's license subsidiaries.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

 New York MTA License Obligation

  In December 1993, OCI was awarded one of three Pioneer's Preferences for a MTA license. In December 1994, the FCC awarded the Company the New York MTA A Block license. The license obligation for the A Block license was determined by multiplying the average per population price (based on the 1990 population) paid by the winning MTA auction bidders of the top 23 MTAs by 85%. This derived number of $13.158 is multiplied by the 1990 New York MTA population of 26,411,597 to arrive at the total obligation of $347.5 million.

  Pursuant to a March 1996 FCC Order, interest on the Pioneer's obligations accrues at 7.75% and is payable quarterly for the first two years beginning April 1996. Beginning April 1998, installment payments of principal and interest are payable quarterly with a final payment January 2001.

 C Block License Obligations

  In May 1996, Omnipoint PCS Entrepreneurs ("OPCSE"), an indirect wholly-owned subsidiary of the Company, bid successfully for eighteen C Block BTA licenses with an aggregate license obligation of $509.1 million (net of the 25% small business discount). These licenses were granted in September 1996 which required quarterly interest payments beginning in December 1997 and principal payments from December 2002 to 2006. The payment terms included interest at 7% per annum. OPCSE made a 10% down payment of $50.9 million, including a $40 million deposit used to participate in the auction, to the FCC for these licenses.

  The Company would pay interest only until December 2002 at 7% per annum and would pay the remaining principal balance of $458.2 million and remaining interest in quarterly payments during the period 2002 through 2006. Interest incurred for such licenses was capitalized during the buildout phase and amortization of such licenses will begin with the commencement of commercial service. The Company discontinued capitalizing interest on these licenses in 1997 because all of its C Blocks licenses commenced commercial operations.

  The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C Block licenses several options to restructure their license holdings and associated obligations. The Company elected under the amnesty option of the Order to return fourteen Basic Trading Area ("BTA") licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. Thus with respect to the returned licenses, the Company recognized a reduction of $110.5 million in debt and $13.4 million in accrued interest. The net book value of the fully returned licenses was $139.1 million.

  The Company also elected a second option, the disaggregation option, to return half the spectrum on four BTAs covering the Philadelphia, Pa., Reading, Pa., Dover, De., and Atlantic City, N.J. markets. Under the disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The disaggregation extinguished 50 percent of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. As a result of the disaggregation, the Company recognized a reduction of $131.8 million in debt, and $26.4 million in accrued interest. The net book value of the disaggregated 50% of the licenses was $156.9 million.

  Based on the Company's estimates of its borrowing costs at the time of issuance, the Company used an interest rate of 11% to discount the C Block license obligation. Accordingly, the licenses are recorded at a net present value of $154.6 million as of December 31, 1998. The remaining amount of the four C Block obligations is $133.7 million.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

 F Block License Obligations

  In January 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Omnipoint PCS Entrepreneurs Two ("OPCSE 2") successfully bid upon 50 F block licenses. The Company provided deposits on the F Block licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million at a rate of 6.25% per annum. Interest only payments are due quarterly through April 1999. Beginning July 1999, the Company will pay principal and interest in quarterly payments through September 2007. Interest incurred for such licenses has been capitalized only when the licenses are being actively constructed, and amortization of such licenses began with the commencement of commercial service. As of December 31, 1998 and 1997, $7.2 million and $3.7 million of interest has been capitalized to the F Block license costs.

  Based on the Company's estimates of its borrowing costs at the time of issuance, the Company used an interest rate of 15.5% and 11.9% to discount the F Block license obligations. Accordingly, the licenses are recorded at a net present value of $43.1 million. The remaining amount of the F Block obligation is $59.4 million.

LOANS PAYABLE UNDER FINANCING AGREEMENTS

 New York Financing Agreements

  In July 1995, Omnipoint Communications Inc. ("OCI"), an indirect 95.6% owned subsidiary of the Company, entered into a $382.5 million credit facility with Nortel, as amended and restated in August 1996 ("NT OCI Financing Agreement") to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. In August 1996, OCI entered into a financing agreement with Ericsson ("Ericsson OCI Credit Facility") to provide financing to OCI for up to $132 million to finance purchases of equipment and services for the New York MTA market.

  Proceeds of $325 million from a $516 million Interim Credit Facility ("Interim Credit Facility"), arranged with DLJ Capital Funding Inc. ("DLJ") and certain other financial institutions, were used to repay all amounts outstanding under the NT OCI Financing Agreement and the Ericsson OCI Credit Facility (collectively the "Vendor OCI Financing Agreements") as well as $4.9 million of the $8.8 million of origination fees incurred at the closing of the Interim Credit Facility. In connection with the repayment of the Vendor OCI Financing Agreements, the Company recognized an extraordinary loss of $6.6 million from the write-off of origination costs related to the Vendor OCI Financing Agreements.

  In February 1998, OCI refinanced the entire $516 million Interim Credit Facility with a $750 million credit facility with DLJ and certain other financial institutions (the "Permanent Credit Facility" or collectively with the Interim Credit Facility, (the "Institutional OCI Financing Agreements") pursuant to (a) a $595 million credit facility agreement and (b) a $155 million note purchase agreement. The $595 million credit facility agreement may be increased by up to $250 million under certain circumstances. In February 1998, OCI borrowed $450 million (of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement). A portion of the proceeds, approximately $351.6 million, was used to fully repay outstanding borrowings, including accrued interest on the Interim Credit Facility. In March and April 1998, OCI borrowed the balance of $300 million under the credit facility. In 1998, certain holders, at their option, converted $61.4 million of the notes purchased under the note purchase agreement into a portion of the credit facility.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  Under the terms of the Institutional OCI Financing Agreements, OCI and the Company are subject to certain financial and operational covenants, including restrictions on the Company's ability to pay dividends, levels of indebtedness, and certain other financial maintenance requirements. The Institutional OCI Financing Agreements are collateralized by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock and such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the Institutional OCI Financing Agreements are supported by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly-owned subsidiary of the Company, and collateralized by substantially all of their respective assets. The principal amount of the Institutional OCI Financing Agreements is payable in installments, which began June 1998, with a final payment due February 2006. Interest on such amount is payable quarterly in arrears or at the end of an applicable interest period as provided in the Institutional OCI Financing Agreements.

 Miami Boston Vendor Financing Agreement

  In June 1997, Omnipoint MB Holdings, LLC ("OMB"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson, and certain other lenders, as amended to provide financing of up to $352.5 million, for the purpose of financing the buildout of networks in the Boston and Miami markets (the "Ericsson MB Facility"). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100 million for the unrestricted use of OMB, including making a loan to the Company which was funded to OMB at the closing. The remaining availability of $150 million was subject to the execution and delivery of a guarantee from a certain governmental agency on or before June 30, 1998. The $100 million plus accreted interest may be prepaid or repaid in whole or in part by the issuance of the Company's common stock under certain conditions, solely at the Company's option.

  The Ericsson MB Facility, as amended in June 1998, in connection with the BankAmerica Facility, provides availability of up to $217.5 million plus accreted interest. Contemporaneously with the closing of the Miami Boston BankAmerica Facility in June 1998, the Ericsson MB Facility was amended and restated to, among other things, eliminate the $150 million portion that was replaced by the Miami Boston BankAmerica Facility and grant Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets.

  The principal amount of $109.6 million outstanding as of December 31, 1998 of the Miami Boston Vendor Financing Agreement is payable in twenty consecutive quarterly installments beginning in 2001, with the final payment due on August 4, 2006. Interest on such amount is payable quarterly in arrears (of which portions of the loan proceeds are available to finance such interest payments). The $100 million portion funded at closing, which has no required principal amortization, matures on August 4, 2007. Interest on such portion is payable semi-annually at a fixed rate of interest (which interest may be accreted until August 4, 2003). Interest on the remainder of the Ericsson MB Facility is payable at varying interest rates at a base or LIBOR rate plus a set margin, at the Company's election. As of December 31, 1998 and 1997, OMB had $108.1 million and $100 million, respectively, outstanding under this portion of the facility which was loaned and due from the Company.

  Under the terms of the Ericsson MB Facility, OMB is subject to certain financial and operational covenants, including restrictions on OMB's ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. Additionally, the Ericsson MB Facility provides that, among other events, the failure of any OMB subsidiaries to pay amounts due to the FCC shall constitute an event of default. The Ericsson MB Facility is collateralized by substantially all of the assets of OMB and any of its license and operating subsidiaries, including a pledge of all capital stock of each such license and operating subsidiary, as well as all capital stock of OMB owned by its parent, OPCS Two, LLC.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

 Miami Boston BankAmerica Facility

  In June 1998, OMB entered into a $160 million credit facility agreement with Bank of America International Limited (the "BankAmerica Facility"). Proceeds from the BankAmerica Facility are available to finance equipment purchases from Ericsson for the Miami and Boston markets. Interest on such amount is payable quarterly in arrears or at the end of each applicable interest period as provided in the BankAmerica Facility. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. During 1998, OMB borrowed $110.9 million from the BankAmerica Facility. EXPORTKREDITNAMNDEN ("EKN"), the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance of the BankAmerica Facility.

  Under terms of the BankAmerica Facility, OMB is subject to certain financial and operational covenants, including but not limited to restrictions on the ability to pay dividends and level of indebtedness. The BankAmerica Facility ranks pari passu with the Ericsson MB Facility and is collateralized by substantially all the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB.

 Philadelphia Vendor Financing Agreement

  In July, 1997, and as amended, OPCS Philadelphia Holdings, LLC ("Philadelphia Holdings") an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with Ericsson to provide financing to Philadelphia Holdings for up to $126 million for the purpose of financing the buildout of networks in the Philadelphia and Dover markets (the "Ericsson Philadelphia Facility"). Under the terms of the Ericsson Philadelphia Facility, Philadelphia Holdings is subject to certain financial and operational covenants, including restrictions on Philadelphia Holdings' ability to pay dividends, level of indebtedness, and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that among other events, the failure of the company to pay amounts due to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of Philadelphia Holdings and all of its license and operating subsidiaries, including a pledge of all capital stock of each such license and operating subsidiary, as well as all the capital stock of Philadelphia Holdings owned by its parent, OPCS, LLC.

  The principal amount of the Ericsson Philadelphia Facility is payable in twenty consecutive quarterly installments beginning in 2001, with a final payment due on December 31, 2005. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Amounts borrowed and repaid are not available for reborrowing. Interest on the Philadelphia Facility is payable at varying interest rates at a base rate or LIBOR plus a margin, at Philadelphia Holdings' election.

 Midwest Vendor Financing Agreement

  In January 1998 and as amended, Omnipoint Midwest Holdings LLC ("OMWH"), an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement (the "Midwest Facility") with Nortel to provide financing to OMWH for up to $360 million for the purpose of financing the buildout of networks in certain Midwest markets including Detroit, Indianapolis, and certain other designated markets. The Midwest Facility provides that up to $100 million is available to OMWH for general corporate and working capital purposes, of which up to $85 million can be for an inter-company loan to the Company. The Company at its sole option can repay or prepay the $85 million portion of the loan in either cash or the Company's common stock under certain conditions.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including but not limited to restrictions on OMWH's ability to pay dividends and level of indebtedness. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries for the Midwest and certain other designated markets, including a pledge of all capital stock of each such license and operating subsidiaries, as well as all capital stock of OMWH owned by an indirect, wholly-owned subsidiary of the Company, Omnipoint PCS Entrepreneurs Two, LLC ("OPCS Two, LLC").

  The $85 million portion of the Midwest Facility which has no required amortization, matures in March 2008. Interest on such portion is payable semi-annually (which interest may be accreted until March 2004). The remaining portion of the Midwest Facility which is available to finance equipment purchases from Nortel and certain eligible third party expenses and is payable in installments beginning in 2002, with a final payment due December 2006. Interest on such amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The Midwest Facility was provided in conjunction with the amendment to the Nortel Supply Agreement, wherein OMWH, together with other affiliates of the Company, agreed to purchase up to $210 million of equipment and services from Nortel over a four-year period and to purchase GSM PCS network equipment exclusively from Nortel in the Midwest markets.

 Handset Financing Facility Agreement

  Effective July, 1998, Omnipoint Communications Services LLC, ("OCS") an indirect, wholly-owned subsidiary of the Company, entered into a credit facility agreement with Deutsche Bank for up to $15 million to provide financing for a portion of the purchase price of handsets purchased for sale by OCS from Siemens Business Communications Systems, Inc. (the "Handset Financing Facility"). Interest on amounts borrowed are payable quarterly in arrears at varying interest rates based on LIBOR or a base rate plus a set margin. Interest may be paid with loan proceeds through June 1999. Principal is payable in sixteen quarterly installments commencing March 1999 with a final maturity date of December 31, 2002. The loan is subject to unused commitment fees and other fees related to borrowings. The Handset Financing Facility is collateralized by the inventory of Siemens handsets and is guaranteed by the Company. Under terms of the Handset Financing Facility, OCS is subject to certain operational covenants.

SENIOR NOTES

  Senior Notes are direct obligations of the Company. Since the Company conducts a substantial amount of its business through subsidiaries, the Senior Notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of the Company's subsidiaries.

 14% Senior Notes Due December 2003

  On December 21, 1998, (the "Closing") the Company entered into a Note Purchase Agreement, pursuant to which it issued and sold $125 million of senior notes at a fixed rate of 14% per annum (the "Base Interest") to private investors ("14% Senior Notes"). An additional $75 million of the 14% Senior Notes are available for issuance. The 14% Senior Notes were issued at par and mature December 21, 2003. Interest on the 14% Senior Notes is payable semi-annually in arrears in June and December commencing in June 1999 and may be paid in cash or in additional notes at the Company's option.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  At Closing, the Company paid additional interest in the form of 212,754 shares of the Company's Common Stock at $8.813 per share (equivalent to a nominal dollar amount equal to 1.5% of the principal amount of the 14% Senior Notes.) If the Company has not closed a Strategic Equity Issuance (as defined in the Note Purchase Agreement) by April 21, 1999, the 14% Senior Notes will bear additional interest equal to $625,000 per month, payable at the option of the Company in cash or capital stock of the Company (valued at the average market price per share of such shares of common stock over the five trading days prior to the payment) for each month until a Strategic Equity Issuance occurs.

  The additional interest, if any, is subject to increase if a Strategic Equity Issuance is not closed within the first 18 months after the Closing. The 14% Senior Notes are subject to redemption at any time, at the option of the Company, subject to applicable prepayment premium. Until December 15, 1999, the 14% Base Interest on the 14% Senior notes will be payable only in kind. After December 15, 1999, and for the rest of the term of the 14% Senior notes, the 14% Base Interest on the 14% Senior notes will be payable at the option of the Company either in cash or in kind.

  The covenants under the 14% Senior Notes are substantially identical to those covenants contained in the Company's existing 11 5/8% Senior Notes due 2006. The Company will use the net proceeds of the sale of the 14% Senior notes for working capital and for general corporate purposes.

  Additionally, the terms of the notes subject the Company to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. The Company may redeem the 14% Senior Notes, in whole or in part, at any time subject to redemption prices declining over time from 108% to 100%, plus accrued and unpaid interest and liquidated damages as defined in the indenture, if any, to the date of redemption.

  The redemption premium will be reduced following a qualified vendor financing of one or more credit facilities after the closing date aggregating $200 million or more.

  The 14% Senior Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with the Company's existing 11 5/8% Senior Notes due 2006 and Series A Senior Notes due 2006.

 11 5/8% Senior Notes Due August 2006

  In August 1996, the Company issued $250 million of senior notes bearing interest at 11 5/8% ("11 5/8% Senior Notes"). The 11 5/8% Senior Notes were issued at par and mature November 2006. The Company received net proceeds of $241.6 million, net of offering expenses. Concurrent with the issuance, the Company placed $53.3 million of the net proceeds in escrow to pay interest through August 1998. Interest on the 11 5/8% Senior Notes are payable semi-annually in February and August commencing February 1997. Interest accrued as of December 31, 1998 and 1997 was $10.9 million on both dates. Under the terms of the notes the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. On or after August 15, 2001, the Company may redeem the 11 5/8% Senior Notes, in whole or in part, at redemption prices declining over time from 105.81% to 100%, plus accrued and unpaid interest and liquidated damages as defined in the indenture, if any, to the date of redemption.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  In addition, at any time prior to August 15, 1999, the Company may redeem up to one-third of the 11 5/8% Senior Notes originally outstanding at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the net proceeds of one or more public equity offerings or sales of certain capital stock of the Company to one or more strategic equity investors as defined in the indenture; provided that after any such redemption at least two-thirds of the original aggregate principal amount of the 11 5/8% Senior Notes remains outstanding. Upon the occurrence of a change of control, the Company will be required to offer to repurchase the outstanding 11 5/8% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

  The 11 5/8% Senior Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and will rank senior to all existing and future subordinated indebtedness of the Company.

 11 5/8% Series A Senior Notes

  In December 1996, the Company issued $200 million of 11 5/8% Series A senior notes ("Series A Notes"). The 11 5/8% Series A Notes were issued at a premium of $9 million and mature November 2006. The Company received net proceeds of $202.4 million, net of offering expenses. Concurrent with the issuance, the Company placed $37.4 million of the net proceeds in escrow to pay interest through August 1998. Interest on the 11 5/8% Senior Notes will be payable semi-annually in February and August commencing February 1997. The premium is included in the value of the 11 5/8% Series A Notes and is being amortized over the life of the notes resulting in $592,703, $597,548, and $68,749 of amortization offsetting interest expense for the years ended December 31, 1998, 1997, and 1996, respectively.

  The 11 5/8% Series A Notes are governed by the same indenture as the Senior Notes. Interest accrued was $8.7 million on December 31, 1998 and 1997.

 12% Institutional Notes

  In November 1995, the Company issued to two institutional investors both warrants to purchase an aggregate of 625,000 shares of Common Stock at $.004 per share and two five year term notes ("12% Institutional Notes") in the aggregate principal amount of $25.0 million. The Company is subject to certain restrictions and requirements regarding the issuance of indebtedness senior or pari passu to the 12% Institutional Notes. Under the terms of the notes, the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect of its capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. The Company may prepay the 12% Institutional Notes at any time. The 12% Institutional Notes mature November 22, 2000. Interest is payable semi-annually at 6% for the period November 22, 1995 to November 22, 1996, and 12% thereafter. Interest accrued as of December 31, 1998 and 1997 was $250,000 on both dates. Associated with the valuation of the warrants, the Company recorded the debt at a discount and increased additional paid-in-capital $8,747,500. The discount is being amortized over the five year life of the notes and resulted in $1.4 million, $1.2 million and $2.4 million of amortization included in interest expense at December 31, 1998, 1997 and 1996, respectively.

  Total interest expense associated with the senior notes, financing agreements, FCC license obligations, and capital lease obligations, net of capitalized interest amounts, as of December 31, 1998, 1997 and 1996 was $187.2 million, $89.1 million and $37.2 million, respectively.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  The following is a schedule of future minimum principal payments of the Company's long-term debt at nominal values including license obligations, as of December 31, 1998, (in millions):

                                                Loans
                                               Payable
                                                Under
                                  FCC License Financing
                                  Obligations Agreements Senior Notes Total Debt
                                  ----------- ---------- ------------ ----------
1999.............................   $ 116.1    $   13.7     $  --      $  129.8
2000.............................     128.6        10.9       25.0        164.5
2001.............................      38.6        59.2        --          97.8
2002.............................      15.7        84.3        --         100.0
2003.............................      44.2        89.7      125.0        258.9
Thereafter.......................     145.6     1,106.5      450.0      1,702.1
                                    -------    --------     ------     --------
                                    $ 488.8    $1,364.3     $600.0     $2,453.1
Less: Current Portion............    (116.1)      (13.7)       --        (129.8)
                                    -------    --------     ------     --------
Total Long-Term Debt.............   $ 372.7    $1,350.6     $600.0     $2,323.3
                                    =======    ========     ======     ========

9. LICENSING COSTS:

  The Company has 114 FCC licenses. The Company currently holds one 30 MHz A block license, four 15 MHz C Block licenses, twenty 10 MHz D Block licenses, 39 10 MHz E Block licenses and 50 10 MHz F Block licenses.

  Licensing costs of $347.5 million for the New York MTA License granted by the FCC in December 1994 was recorded at its nominal value. Among other conditions, the New York MTA License requires that the Company construct a 30 MHz system in the New York MTA that offers coverage to at least one-third of the population of the New York MTA within five years of the license grant date and at least two-thirds of the population within 10 years. The New York MTA license also contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference Award was based. The condition expires upon the system providing coverage for one-third of the population of the New York MTA and does not apply to any other of the Company's licenses.

  The New York MTA license expires in December 2004; however, FCC rules provide for renewal expectancy provisions. The Company expects to exercise the renewal provisions, and accordingly the New York MTA License is being amortized using the straight-line method over a period of 40 years.

  Licensing costs also include the C, D, E, and F Block licenses acquired from the FCC. The licenses are accounted for in accordance with the industry practices that accounts for the licenses as a fixed asset. The licenses which had favorable rate government financing are recorded at their net present value. Interest on these licenses is capitalized during the build out period. Amortization of these licenses begins when the network is placed into commercial service.

  Based on the Company's estimates of its borrowing costs for debt similar at the time the Company used an 11% discount rate to determine the net present value of the C block licenses. As of December 31, 1998 and 1997, the Company held four and eighteen C Block licenses at a net present value of $134 million and $411 million, respectively. Interest incurred for such licenses has been capitalized during the buildout phase and amortization of such license costs begins with the commencement of service to customers over a period of 40 years. The C Block licenses are subject to buildout requirements substantially equivalent to the New York MTA A block license buildout requirements.

  The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C Block licenses several options to restructure their license holdings and associated

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
obligations. The Company elected under the amnesty option of the Order to return 14 Basic Trading Area ("BTA") licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. The net book value of the fully returned licenses was $139.1 million.

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

  In January 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Each D, E and F Block license authorizes service on 10 MHz of spectrum in one of 493 BTAs. OPCS Two bid successfully for 109 D, E and F Block licenses with an aggregate license fee of $181.4 million (net of the 25% small business discount for F Block licenses). The FCC granted 93 of the D, E and F Block licenses to the Company on April 28, 1997, and the remaining 16 licenses in June 27, 1997. Winning bid amounts of $106.9 million for the 59 D and E license were paid in full. The Company provided deposits on the F Block licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million. The D, E and F Block license areas require that the Company construct a PCS system in the BTA license areas that offers coverage to at least one-quarter of the population within five years of the license grant date. Interest incurred for such licenses was capitalized during the buildout phase and amortization of such license costs began with the commencement of service to customers over a period of 40 years.

  During 1997, the Company made its first payment of $28.8 million utilizing the $60 million deposit with the FCC that was made in August 1996 to participate in the D, E and F Block auction; the remaining $31.2 million of such deposit was refunded to the Company.

10. AGREEMENTS WITH SUPPLIERS:

NORTEL AGREEMENTS

 Supply Agreements

  Nortel and the Company have signed a series of ("OEM") equipment and supply agreements (collectively the "OEM Supply Agreements"), as well as a vendor financing agreement. The OEM Supply Agreements provide for the terms under which Nortel would make payments to the Company if Nortel were to purchase core electronics (primarily radio and digital cards for base stations) and software from the Company. No equipment, hardware or software sales were made to Nortel under OEM Agreement during 1998, 1997 and 1996.

  During 1994, OCI entered into an agreement to purchase $100 million of equipment and services (increased in 1996 to $250 million) over the next five years with Nortel. In December 1997, the supply agreement was amended to increase the purchase commitment for an incremental $210 million of qualified purchases. Under the terms of the agreement, if the Company fails to meet its purchase obligations of equipment and services, it may be subject to a termination charge of 10% of the unmet portion of the commitment.

 Manufacturing License Agreement

  In February 1995, the Company entered into an agreement with Nortel (the "Manufacturing License Agreement") in conjunction with the OEM Supply Agreements, which was subsequently amended on August 4,

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

1997. Under the terms of the Manufacturing License Agreement, the Company will give Nortel an option to receive the non-exclusive worldwide right to use, modify, manufacture, or have manufactured products supplied by the Company under the OEM Supply Agreement, subject to certain terms and restrictions.

 Collaborative Development Agreement

  In March 1995, the Company entered into a five-year agreement (the "Collaborative Development Agreement") with Nortel to collaborate with Nortel on their mutual planning and development activities for PCS products. Under the terms of the Collaborative Development Agreement, Nortel and the Company have agreed to commit resources to joint projects. The Collaborative Development Agreement may be renewed for successive one-year periods, and is subject to earlier termination by mutual agreement of the parties or by either party upon written notice to the other party thirty days prior to the end of the initial term or a renewal term.

ERICSSON AGREEMENTS

 Supply and Licensing Agreements

  On April 16, 1996, Ericsson and the Company entered into definitive agreements governing (i) the purchase of GSM handsets, (ii) the sale by Ericsson of IS-661 and GSM infrastructure equipment manufactured by the Company, and (iii) cooperation on marketing, standards and technical activities. Each of these agreements has a term of five years. The Company has also entered into two vendor financing agreements with Ericsson for the buildout of the Miami and Boston markets, as well as the Philadelphia and Dover markets. As part of the vendor financing agreements, the Company is obligated to purchase a minimum of $257.5 million of infrastructure equipment, software, engineering, installation and testing services.

  Under the terms of the licensing and supply agreements, Ericsson paid license fees to the Company of $0 and $8.5 million in 1998 and 1997, respectively.

11. JOINT VENTURES:

  In November 1997, the Company and D&E Communications, Inc. ("D&E"), through their respective wholly-owned subsidiaries, formed a limited partnership, PCS One. Both parties hold a 50% interest in this joint venture which operates a PCS communication system in the Lancaster, Harrisburg, York and Reading, Pennsylvania BTAs. The joint venture will operate for an initial period of ten years, with provisions for subsequent renewals. The Company recorded $9 million as its share of the PCS One loss for the year ended December 31, 1998. After recording the equity in losses of the joint venture, the investment in joint venture was $3 million as of December 31, 1998. PCS One entered into a financing agreement with Nortel for up to $40 million to finance the buildout. As of December 31, 1998, PCS One had borrowed $26.6 million under the vendor financing facility. The Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement in the event of any default on the agreement by PCS One. Since the Company and D&E have already jointly contributed $23.6 million to PCS One, which is less than the current draw on the facility, the maximum remaining obligation was $3.0 million as of December 31, 1998. If current ownership percentages of the joint venture are maintained, the Company's anticipated future contribution to meet this obligation would be less than $14 million.

12. ACQUISITIONS:

  The Company purchased the outstanding customer base of Urban Wireless Inc. in a non-cash transaction for $4.2 million. The Company forgave approximately $3.7 million in net accounts receivable due from Urban Wireless and issued a credit in the amount of $.5 million in exchange for the customer base of approximately 20,500 subscribers.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES:

  The Company has entered into various leases for its offices, facilities and for equipment used in the development of its products. The leases are typically three to five years in length and payable on a monthly basis. The Company has various capital lease commitments of approximately $47,188 payable as of December 31, 1998. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                                                      Operating
     Year                                                              Leases
     ----                                                             ---------
     1999............................................................  $ 7,002
     2000............................................................     6,804
     2001............................................................     6,433
     2002............................................................     5,689
     2003............................................................     2,575
     Thereafter......................................................   11,303
                                                                       -------
                                                                       $39,806
                                                                       =======

  Total rental expense for the years ended December 31, 1998, 1997, and 1996 was approximately $42.3 million, $18.4 million and $3.1 million, respectively.

  In July 1996, the Company, through its subsidiary, OCI, signed a five year agreement with a provider for billing and customer-care services for which the Company will be provided with software products and services to support its billing and customer-service requirements. The Company has committed a minimum amount of $14.1 million in processing fees over the first five years of the agreement, which may be satisfied by the Company and/or its affiliates.

  The Company, is in various stages of negotiation for handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

14. WARRANTS, STOCK OPTIONS, AND EMPLOYEE BENEFIT PLANS:

 Warrants

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

  In connection with the senior notes and Convertible Subordinated Notes issued during 1995, the Company granted to the holders of the notes warrants to purchase 1,250,000 shares of common stock at an exercise price

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
of $.004 per share, exercisable for a period of five years from the date of issuance. In connection with the warrants, the Company recorded a discount on the notes and an increase to paid-in capital of $17.5 million. During 1998, 1997 and 1996, approximately 0, 513,000, and 597,000 respectively were exercised with an exercise price of between $0.004 and $1.00.

 Stock Options

  The 1990 stock option plan authorizes the grant of options exercisable for a maximum of 6,250,000 of common stock to key employees, consultants, officers and directors of the Company. Options under the plan expire 10 years from the date of the grant for incentive stock options and 10 years plus 30 days for nonstatutory options. Options granted vest ratably over five years.

  The Company issued options to certain employees with exercise prices in excess of fair market value that do not begin to vest until the first or second anniversary of the option grant and then follow the normal five-year vesting schedule.

  The 1996 employee stock purchase plan authorizes the issuance of a maximum of 200,000 shares of common stock through payroll deductions to employees of the Company. Employees of the Company, who are scheduled to work 20 or more hours per week and are employed as of the first day of each offering period, will be eligible to participate in the purchase plan. Except for the initial offering which consisted of a six-month period from July 1, 1996 through December 31, 1996, each offering under the purchase plan will be for the 12-month calendar year (the "Offering Period"). Each Offering Period other than the initial Offering Period will consist of two six-month purchase periods commencing on the first business day on or after January 1 or July 1 of each year (each, a "Purchase Period"). As of December 31, 1998, the Company has issued the maximum number of shares available under this plan. The Company plans to make additional shares available, after receiving the appropriate authorization from its shareholders.

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

  In May 1998, the Company amended its 1997 Omnibus Stock Plan to authorize an additional 2,500,000 shares for issuance under the plan.

  The Company has three stock-based compensation plans, which are described above. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans other than options issued under fair market value. Had compensation

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                           1998                 1997                1996
                    -------------------  ------------------- -------------------
                               Loss Per             Loss Per            Loss Per
                       Net      Common      Net      Common     Net      Common
                      Loss      Share      Loss      Share     Loss      Share
                    ---------  --------  ---------  -------- ---------  --------
   As Reported..... $(677,727) $(12.87)  $(321,010)  $(6.23) $(126,930)  $(2.74)
   Pro forma....... $(685,418) $(13.02)  $(328,005)  $(6.36) $(128,585)  $(2.77)

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ending 1998, 1997 and 1996, respectively: an expected life of six years, expected volatility of 62.00%, 50.00%, and 49.55%, a risk-free interest rate of 4.5%, 6.1% and 6.3%, and, a dividend yield of zero, respectively.

  The effects of applying SFAS 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net loss and net loss per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995. The fair value of the employee stock purchase plan is estimated on the date of purchase using the Black-Scholes option pricing model utilizing the following weighted average assumptions; an expected life of six months, expected volatility of 62%, a dividend yield of zero and a risk-free interest rate of 4.3%. Included in the pro forma net loss and earnings above, the amount of compensation expense, net of income taxes related to the employee stock purchase plan is approximately $492,166, and $585,000 for 1998 and 1997, respectively.

  A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented in the following chart:

                                1998                  1997                 1996
                         -------------------- --------------------- --------------------
                                    Weighted              Weighted             Weighted
                                     Average               Average              Average
                                    Price per             Price per            Price per
                          Shares      Share     Shares      Share    Shares      Share
                         ---------  --------- ----------  --------- ---------  ---------
Options outstanding at
 beginning of year
 January 1,............. 7,040,041   $14.75    4,676,299   $ 8.84   4,598,408   $ 4.63
Granted
  At fair value.........   656,903    24.94      403,226    18.43     721,322    27.96
  At greater than fair
   value................   865,850    23.95    3,454,513    23.58         --       --
  At less than fair val-
   ue...................   110,680     6.30      121,447     3.18     384,745     2.79
Exercised...............  (487,913)    3.03     (530,970)    1.94    (995,592)    0.74
Canceled................  (945,510)   21.50   (1,084,474)   16.38     (32,584)   15.22
                         ---------   ------   ----------   ------   ---------   ------
Options outstanding at
 December 31,........... 7,240,051   $16.53    7,040,041   $14.75   4,676,299   $ 8.84
                         =========   ======   ==========   ======   =========   ======
Options exercisable at
 December 31,........... 2,316,209   $ 6.41    2,099,136   $ 3.54   2,124,625   $17.14
                         =========   ======   ==========   ======   =========   ======
Options available for
 future grant at
 December 31,........... 2,990,932             1,178,855            1,573,701
                         =========            ==========            =========
Weighted average fair
 value of options
 granted during the
 year................... $   19.14            $    11.21            $   17.14
                         =========            ==========            =========

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1998:

            Options Outstanding                      Options Outstanding
 --------------------------------------------  ----------------------------------
                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining    Average                  Average
    Range of         Number      Contractual   Exercise     Number      Exercise
 Exercise Prices   Outstanding      Life        Price     Exercisable    Price
 ---------------   -----------   -----------   --------   -----------   --------
 $0.01 - $16.00     3,495,054       5.86        $ 7.29     2,091,182     $ 4.72
 $16.06 - $25.75      953,096       8.13         20.96       144,469      19.89
 $26.00 - $50.00    2,791,901       8.97         26.61        80,558      26.00
 ---------------    ---------       ----        ------     ---------     ------
 $0.001 - $50.00    7,240,051       7.35        $16.52     2,316,209     $ 6.41
 ===============    =========       ====        ======     =========     ======

  On May 29, 1997, the Board of Directors approved a Stock Option Exchange offering for employees granted stock options between January 26, 1996 and May 28, 1997. Exchanged options were granted as incentive stock options at the price of $16.00 or fair market value on the date of exchange. Non-qualified options were issued to employees who exchanged options at a price of $16.00 when the fair market value of the stock exceeded $16.00. The Company exchanged 812,298 options on May 29, 1997 at prices between $16.00 and $16.63.

  In July 1998, the Company implemented a stock option plan for its subsidiary, OTI. This plan provides that up to 20% of OTI's future stock issuances will be available for distribution to OTI's employees. OTI granted 2,625,610 options at the price of $2.00, as determined by the Board of Directors to be the fair market value as of the date of Grant. These options vest over five years and do not cancel upon termination of employment. The options are exercisable when a liquidity event as defined in the OTI Stock Option Agreement occurs.

 Employee Benefit Plans

  The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code covering substantially all of its employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. On January 1, 1998, the Company began a program of providing a discretionary match of employee contributions up to a certain limit to be changed by the Board of Directors from time to time. The participants contribution may be made in shares of the Company's common stock or, if determined by the Company, in cash. Participants vest in the Company's matching contribution based on years of service as defined by the plan. The Company recorded $1.4 million for 401k matching for the year ended December 31, 1998.

15. INCOME TAXES:

  At December 31, 1998, the Company had net operating loss carry forwards of approximately $1,456 million to be used to offset future taxable income; these carry forwards expire during the years through 2018. Approximately $2.7 million of these net operating losses were related to stock option exercises, the tax benefit of which, when ultimately realized, would be reflected as component of equity. Under the Tax Reform Act of 1986, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  Deferred tax assets and liabilities as of December 31, 1998 and 1997 are comprised of the following (in thousands):

                                                             1998       1997
                                                           ---------  ---------
     Deferred tax assets:
       Inventory.......................................... $     746  $  26,867
       Compensation related...............................     5,065      1,292
       Deferred revenue...................................       --         --
       Start up costs.....................................    12,416      4,931
       Reserves...........................................    11,995      2,550
       Other..............................................        72        --
       Net operating loss carry forwards..................   582,210    218,299
       Valuation allowance................................  (483,185)  (216,659)
     Deferred tax liabilities:
       FCC license........................................   (30,247)   (19,639)
       Fixed assets.......................................   (99,072)   (17,641)
                                                           ---------  ---------
     Net deferred tax assets.............................. $     --   $     --
                                                           =========  =========

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

                                              1998                 1997
                                      --------------------- -------------------
                                       Carrying  Estimated  Carrying Estimated
                                        Amount   Fair Value  Amount  Fair Value
                                      ---------- ---------- -------- ----------
                                                   (in thousands)
Loans payable under financing agree-
 ments..............................  $1,356,844 $1,356,844 $513,766  $513,766
Senior Notes........................      21,200     22,027   19,797    26,216
New York MTA License Obligation.....     154,746    154,576  347,518   347,518
C and F Block Licenses Obligations..     176,746    164,664  411,072   486,647
11 5/8% Senior and Series A Notes
 Due 2006...........................     457,696    309,832  458,289   479,558
14% Senior Notes....................     125,000    125,000      --        --

 Cash and Cash Equivalents, Prepaid Expenses and Other Assets, Accounts Payable, Accrued Expenses, and Short-Term Debt

  The carrying amounts of these items are a reasonable estimate of their fair value.

 Loans Payable Under Financing Agreements

  The carrying amounts of these obligations approximate fair value. The obligation's interest rates are periodically adjusted to current market rates.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

 Institutional Notes, Senior Notes and Series A Notes

  The fair value of the Corporation's senior notes payable is estimated based on the quoted market prices for the same or similar issues.

 New York MTA License Obligation

  The fair value of this obligation is based on the prevailing terms the United States Government offers other Pioneer's Preference license holders. The terms and conditions for this obligation are set by the Federal Communications Commission based on authority granted by the Congress of the United States of America.

 C & F Block License Obligations

  The fair value of these obligations are based on the Company's estimate of borrowing costs for debt similar to that issued by the U.S. Government, without consideration of any charges that may result upon full implementation of the Entrepreneurs Band Reconsideration Order.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.


17. LITIGATION

  The Company is subject to legal proceedings, administrative proceedings and claims of various types in the ordinary course of its business. While the Company cannot estimate the ultimate settlement, if any of these proceedings, it does not believe that any such legal proceedings will have a material adverse effect on the Company, its liquidity, financial position or results of operations.

18. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                       1998     1997     1996
                                                     -------- -------- --------
Cash paid for interest.............................. $ 89,038 $ 74,385 $ 23,125
Cash paid for taxes.................................      --       --       --
Non-cash investing and financing activities:
  Liability incurred for acquisition of the
   license..........................................      --    39,234  360,442
  Common stock issued upon conversion of
   subordinated note................................      --       --    16,250
  Issuance of Series B preferred stock in payment of
   Series B dividend................................      --       --       576
  Proceeds from financing agreement used to pay
   origination fee..................................    1,500    4,875      150
  Network infrastructure equipment and capitalized
   interest financed by Financing Agreements........  190,980  131,860      --
  Return of C Block licenses........................  296,017      --       --
  Disaggregation and amnesty of C Block license
   obligations......................................  242,318      --       --
  Pilot system equipment funded by financing
   agreement........................................      --       --     1,321
  Issuance of options at below fair market value....      --       --     9,628
  Conversion of preferred stock in connection with
   the initial public offering......................      --       --    44,703
  Refinancing of interim credit facility............  350,000      --       --
  Payment of prepaid interest with shares of common
   stock                                                1,875      --       --

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

19. SEGMENT INFORMATION

  In 1998, the Company adopted FAS 131. The prior year's segment information has been restated to present Omnipoint's two reportable segments, which are as follows:

  .PCS Services--provides digital wireless services in several markets in the U.S.

  .PCS Technology--designs and develops products to provide digital wireless services.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues, as well as a charge for corporate-headquarters' costs to its PCS services segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization (EBITDA).

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

  The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer different products and services. The Company's PCS Services regions have been aggregated into the PCS Services segment.

  The table below presents information about reported segments for the years ending December 31:

              PCS Services PCS Technology Reconciling Items(3) Consolidated Totals
              ------------ -------------- -------------------- -------------------
                                         (in thousands)
1998
----
Revenues       $  167,753     $  7,741          $ (2,958) (1)      $  172,536
EBITDA         $ (282,528)    $(24,085)         $(21,151) (2)      $ (327,764)
Total Assets   $1,808,983     $  5,168          $252,453           $2,066,604
1997
----
Revenues       $   42,377     $  9,573          $    --   (1)      $   51,950
EBITDA         $ (145,924)    $(26,451)         $(13,317) (2)      $ (185,692)
Total Assets   $1,617,007     $ 13,208          $149,374           $1,779,589
1996
----
Revenues       $      531     $  4,300          $ (4,300) (1)      $      531
EBITDA         $  (48,941)    $(28,880)         $ (6,993) (2)      $  (84,814)
Total Assets   $1,076,974     $ 14,196          $328,303           $1,419,473

(1) Represents intersegment revenue
(2) Represents corporate expenses not allocated to the segments
(3) A reconciliation of total segment EBITDA to net loss for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                      (in thousands)
Total EBITDA for reportable segments.........  $(327,764) $(185,692) $ (84,814)
Depreciation and amortization................   (129,043)   (52,644)   (15,587)
Equity in loss of joint ventures.............    (11,879)       --         --
Interest income..............................     11,355     12,872     10,697
Interest expense.............................   (187,187)   (89,061)   (37,226)
Other........................................     (8,149)       106        --
Extraordinary loss on return of C Block......    (11,115)       --         --
Extraordinary loss on early extinguishment of
 debt........................................        --      (6,591)       --
Accretion of 7% Cumulative Convertible
 Preferred Stocks............................    (13,945)       --         --
                                               ---------  ---------  ---------
Net loss attributable to common
 stockholders................................  $(677,727) $(321,010) $(126,930)
                                               =========  =========  =========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

  A reconciliation of segment total assets to consolidated total assets for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                      1998     1997     1996
                                                    -------- -------- --------
                                                          (in thousands)
Cash and short term investments maintained at Cor-
 porate headquarters..............................  $232,188 $ 78,043 $257,937
Escrow deposits...................................       --    51,230   91,982
Unallocated Corporate assets......................    20,265   20,101   37,404
Intercompany eliminations.........................       --       --   (59,020)
                                                    -------- -------- --------
Total.............................................  $252,453 $149,374 $328,303
                                                    ======== ======== ========

  Specified items related to segment assets as of December 31:

                          PCS Services PCS Technology Reconciling Items Consolidated Totals
                          ------------ -------------- ----------------- -------------------
                                                   (in thousands)
1998
Investment in Equity-
 Method Subsidiaries....    $ 6,940        $  --            $ --              $ 6,940
Fixed Asset Expenditures
 .......................    560,864        $1,050             630 (4)         562,544
1997
Investment in Equity-
 Method Subsidiaries....    $23,180        $  --            $ --              $23,180
Fixed Asset
 Expenditures...........    435,167         2,027           1,555 (4)         438,749
1996
Investment in Equity-
 Method Subsidiaries....    $   --         $  --            $ --              $   --
Fixed Asset
 Expenditures...........    164,116         6,886             204 (4)         171,206

(4) Represents expenditures for fixed assets at Corporate headquarters.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

20. QUARTERLY FINANCIAL INFORMATION (unaudited):

  The following table provides quarterly data for the fiscal years ended December 31, 1998 and 1997:

                                                     1998
                                 ----------------------------------------------
                                 March 31    June 30   September 30 December 31
                                 ---------  ---------  ------------ -----------
                                    (in thousands, except per share data)
Revenues.......................  $  34,068  $  42,189   $  42,155    $  54,124
Operating expenses:
  Cost of service revenues.....     23,383     36,835      29,372       34,587
  Cost of handset and
   accessories revenues........     29,073     23,314      17,015       30,672
  Cost of engineering
   services....................      1,536        825         457        1,350
  Research and development.....      4,313      5,084       4,327        2,915
  Sales, general, and
   administrative..............     45,638     57,056      69,868       82,680
  Depreciation and
   amortization................     19,879     31,636      33,654       43,874
                                 ---------  ---------   ---------    ---------
  Total operating costs and
   expenses....................    123,822    154,750     154,693      196,078
  Loss from operations.........    (89,754)  (112,561)   (112,538)    (141,954)
Other income (expense):
  Equity in losses of joint
   ventures....................     (2,023)    (2,175)     (2,349)      (5,332)
  Interest income..............      1,591      5,623       2,113        2,028
  Interest expense.............    (34,689)   (57,543)    (44,428)     (50,527)
  Other income (expense).......         90     (2,580)        170       (5,829)
                                 ---------  ---------   ---------    ---------
    Loss before extraordinary
     item......................   (124,785)  (169,236)   (157,032)    (201,614)
Extraordinary loss on return of
 C Block licenses..............         --    (11,115)         --           --
                                 ---------  ---------   ---------    ---------
    Net Loss...................  $(124,785) $(180,351)  $(157,032)   $(201,614)
Accretion of 7% Cumulative
 Convertible Preferred Stock...        --      (3,486)     (5,230)      (5,229)
                                 ---------  ---------   ---------    ---------
    Net loss attributable to
     common stockholders.......  $(124,785) $(183,837)  $(162,262)   $(206,843)
                                 =========  =========   =========    =========
Loss per common share before
 extraordinary item............  $   (2.38) $   (3.29)  $   (3.08)   $   (3.91)
Loss per common share on
 extraordinary item............        --       (0.21)        --           --
                                 ---------  ---------   ---------    ---------
Net loss per common share--
 basic and diluted.............  $   (2.38) $   (3.50)  $   (3.08)   $   (3.91)
                                 =========  =========   =========    =========
Weighted average number of
 common shares outstanding.....     52,384     52,580      52,747       52,845
                                 =========  =========   =========    =========

                    OMNIPOINT CORPORATION AND SUBSIDIARIES

                                                      1997
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                     (in thousands, except per share data)
Revenues.........................  $  7,587  $  6,863    $ 13,829    $  23,671
Operating expenses:
  Cost of service revenues.......     6,419     8,056      13,109       17,783
  Cost of handset and accessories
   revenues......................     7,519     9,794      16,751       27,831
  Cost of engineering services...       --        --          --         1,073
  Research and development.......     6,634     5,237       5,983        6,078
  Sales, general, and
   administrative................    15,025    24,555      26,922       38,873
  Depreciation and amortization..    10,419    12,650      12,245       17,330
                                   --------  --------    --------    ---------
  Total operating costs and
   expenses......................    46,016    60,292      75,010      108,968
  Loss from operations...........   (38,429)  (53,429)    (61,181)     (85,297)
Other income (expense)
  Interest income................     4,657     3,945       2,157        2,113
  Interest expense...............   (18,595)  (18,862)    (22,145)     (29,459)
  Other income (expense).........         4        40           8           54
                                   --------  --------    --------    ---------
Loss before extraordinary item...   (52,363)  (68,306)    (81,161)    (112,589)
                                   --------  --------    --------    ---------
Extraordinary loss...............       --        --          --        (6,591)
  Net loss.......................  $(52,363) $(68,306)   $(81,161)   $(119,180)
                                   --------  --------    --------    ---------
Basic and diluted loss per common
 share:
Loss per common share before
 extraordinary item..............  $  (1.02) $  (1.33)   $  (1.57)   $   (2.17)
Loss per common share on
 extraordinary item..............       --        --          --         (0.13)
                                   --------  --------    --------    ---------
Net loss per common share--basic
 and diluted.....................  $  (1.02) $  (1.33)   $  (1.57)   $   (2.30)
                                   --------  --------    --------    ---------
Weighted average number of common
 shares outstanding..............    51,278    51,457      51,587       51,932
                                   ========  ========    ========    =========

  Earning per share data have been restated for all periods to reflect the adoption of SFAS 128 as of December 31, 1997.

21. SUBSEQUENT EVENTS:

FCC Deposit:

  In March 1999, the Company, through its subsidiary OPCS Three, LLC made a $41 million deposit with the FCC to participate in the FCC's Auction 22, partially financed by a transaction with a financial institution.

Financing Agreements

  On March 30, 1999, the Company completed a definitive agreement with Siemens Information and Communications Networks, Inc. for financing of $200 million (the "Siemens' Agreement"). The Siemens' Agreement includes $100 million of funding for general corporate purposes which was funded on March 31, 1999 and $100 million of financing of equipment and services for expansion of the Company's wireless communications network in New York and other markets.

  In addition, Nortel expanded its financing by up to $50 million of which $25 million was funded on March 31, 1999 for general corporate purposes for the Company. The Nortel and Siemens' $125 million in provided working capital financings were obtained by their new participation in the Institutional OCI Financing Agreements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Omnipoint Corporation:

  Our audits of the consolidated financial statements referred to in our report dated March 31, 1999 included in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                     PricewaterhouseCoopers LLP

Boston, Massachusetts
March 31, 1999

                                   SCHEDULE I

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1998, 1997, and 1996

                                                Additions
                                     Balance at charged to Deductions Balance at
                                     beginning  costs and     from      end of
                                     of period   expenses   reserves    period
                                     ---------- ---------- ---------- ----------
Period ended December 31, 1996:
  Reserve for doubtful accounts.....      --         --          --        --
Period ended December 31, 1997:
  Reserve for doubtful accounts.....   $    0    $ 8,059    $ (2,313)  $ 5,746
Period ended December 31, 1998:
  Reserve for doubtful accounts.....   $5,746    $33,230    $(26,882)  $12,094