Form 10-Q
period 1999-03-31
OMNIPOINT CORP \DE\
filed 1999-05-17
CIK 1002532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED MARCH 31, 1999            COMMISSION FILE NUMBER:  0-27442




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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Shares of common stock outstanding as of May 6, 1999 were 53,218,258.

                                    Form 10-Q


                     Omnipoint Corporation and Subsidiaries


                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION (Unaudited):

         Condensed Consolidated Balance Sheets-
                March 31, 1999 and December 31, 1998                          2

         Condensed Consolidated Statements of Operations-
                 Three Months Ended March 31, 1999 and March 31, 1998         3

         Condensed Consolidated Statements of Cash Flows-
                Three Months Ended March 31, 1999 and March 31, 1998          4

         Condensed Consolidated Statements of  Stockholders' Equity
                (Deficit)-Three Months Ended March 31, 1999                   5

         Notes to Condensed Consolidated Financial Statements                 6

         Management's Discussion and Analysis of Results of
                Operations and Financial Condition                            9

Part II. OTHER INFORMATION AND SIGNATURE                                     15

                          PART I. FINANCIAL INFORMATION

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    March 31,      December 31,
                                                                                       1999            1998
                                                                                    (unaudited)
                                                                                   -------------   -------------
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                      $  184,945       $  194,732
     Short term investments                                                             30,724           43,571
     Accounts receivable, net of allowances of $14,205 and $12,094 as of
        March 31, 1999 and December 31, 1998, respectively                              45,392           38,065
     Inventory                                                                          22,792           29,729
     Prepaid expenses and other current assets                                          29,320           22,057
                                                                                   ------------   --------------
        Total current assets                                                           313,173          328,154

Fixed assets, at cost
     Network infrastructure equipment in-service                                       948,144          907,649
     Construction in progress                                                          158,803          163,410
     Other fixed assets                                                                113,406          110,473
     Accumulated depreciation                                                         (191,319)        (150,357)
                                                                                   ------------   --------------
        Fixed assets, net                                                            1,029,034        1,031,175

FCC licensing costs, net of accumulated amortization of $46,735 and
     $42,824 as of March 31, 1999 and December 31, 1998, respectively                  641,497          645,408
Deferred financing costs and other intangible assets, net of accumulated amortization of $9,002 and $7,455 as of March 31, 1999 and
     December 31, 1998, respectively                                                    47,220           44,959
Investments in affiliates and joint ventures                                               921            3,506
FCC deposits                                                                            41,000                -
Other long term assets                                                                  12,607           13,402
                                                                                   ------------   --------------
           Total assets                                                             $2,085,452      $ 2,066,604
                                                                                   ============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                           $ 196,017      $  182,941
     Accrued interest payable                                                           30,106          48,313
     FCC license obligations                                                           119,761         116,076
     Loans payable under financing agreements                                           51,006          13,731
     Deferred revenue and other current liabilities                                      9,437           8,393
                                                                                   ------------   --------------
       Total current liabilities                                                       406,327         369,454

Loans payable under financing agreements                                             1,542,363       1,350,613
Senior notes                                                                           604,149         603,896
FCC license obligations                                                                298,953         328,661

Commitments and contingencies

Stockholders' equity (deficit):
     7% Cumulative Convertible Preferred Stock, $1,000 par value, 10,000,000 shares authorized, 325,000 shares issued and outstanding as of March 31, 1999 and
       December 31, 1998                                                               281,420         276,191
     Common stock, par value, $.01 per share; 200,000,000 shares authorized, 53,145,155 and 53,082,360 shares issued and outstanding as of
       March 31, 1999 and December 31, 1998, respectively                                  532             531
     Additional paid-in capital                                                        318,393         315,762
     Accumulated deficit                                                            (1,352,716)     (1,171,220)
     Unearned compensation and notes receivable                                        (13,969)         (7,284)
                                                                                   -------------   -------------
       Total stockholders' equity (deficit)                                           (766,340)       (586,020)
                                                                                   -------------   -------------
            Total liabilities and stockholders' equity (deficit)                    $2,085,452     $ 2,066,604
                                                                                   =============   =============

            See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                           1999          1998
                                                       ------------- -----------
      Revenues:
        Service revenues, net                            $  54,833    $  28,217
        Handset and accessories revenues, net               12,808        5,111
        License fees and engineering services                2,010          740
                                                       ------------ ------------
           Total  revenues                                  69,651       34,068

      Operating costs and expenses:
        Cost of service revenues and operations             35,885       23,383
        Cost of handset and accessories revenue             39,142       29,073
        Cost of engineering services                         1,533        1,536
        Research and development, net                            -        4,313
        Sales, general and administrative                   67,072       45,638
        Depreciation and amortization                       45,862       19,879
                                                       ------------ ------------
          Total operating costs and expenses               189,494      123,822

     Loss from operations                                 (119,843)     (89,754)

      Other income (expense):
        Equity in losses of joint ventures                  (2,585)      (2,023)
        Interest income                                      2,323        1,591
        Interest expense                                   (61,588)     (34,689)
        Other income, net                                      197           90
                                                       ------------- -----------
                Net loss                                 $(181,496)   $(124,785)
     Accretion of 7% Cumulative Convertible
        Preferred Stock                                     (5,229)           -
                                                       ------------- -----------
                Net loss attributable to common
                 stockholders                            $(186,725)   $(124,785)
                                                       ============= ===========
      Basic and diluted loss per common share:
      Net loss per common share-basic and diluted        $   (3.52)   $   (2.38)
                                                       ============= ===========
      Weighted average common shares outstanding -
            basic and diluted                               53,121       52,384
                                                       ============= ===========

            See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                          1999                 1998
                                                                                      -------------        -------------
     Cash flows used in operating activities:
         Net loss                                                                     $(181,496)            $ (124,785)
         Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 45,862                 19,879
           Payment in kind interest on financing agreements                              10,422                      -
           Accrued interest                                                             (18,207)                (3,236)
           Equity in losses on investments in joint ventures                              2,585                  2,023
           Interest income associated with restricted cash                                    -                   (541)
           Sales of trading securities, net                                              12,847                 11,750
           Interest expense associated with amortization of discount, premium and
            issuance costs                                                                2,496                  3,202
           Other                                                                            769                    548
         Changes in operating accounts:
           Accounts receivable, net                                                      (7,327)                (8,611)
           Prepaid expenses and other assets                                             (6,467)                (9,806)
           Inventory                                                                      6,937                 10,827
           Accounts payable and accrued expenses                                         13,076                 (1,600)
           Deferred revenue and other liabilities                                         1,056                    612
                                                                                      -------------        -------------

     Net cash used in operating activities                                             (117,447)               (99,738)

     Cash flows used in investing activities:
         Purchase of fixed assets                                                       (21,644)              (190,124)
         Capitalized interest on C and F Block licenses                                       -                 (3,779)
         Proceeds from held to maturity investments and restricted cash                       -                 26,157
         Investments in joint ventures                                                        -                 (5,495)
         FCC deposit                                                                     (6,500)                     -
                                                                                      -------------        -------------

     Net cash used in investing activities                                              (28,144)              (173,241)

     Cash flows from financing activities:
         Proceeds from issuance of common stock                                             405                    460
         Proceeds from vendor financing agreements                                       41,462                 92,607
         Payment of FCC licenses                                                        (27,543)                     -
         Proceeds from interim credit facility                                                -                 25,000
         Payment of deferred financing costs                                               (628)                (9,330)
         Proceeds from permanent credit facility                                              -                150,000
         Payment on vendor financing agreement                                             (855)                     -
         Payment on permanent credit facility                                            (1,875)                     -
         Proceeds from OCI financing arrangement                                        124,850                      -
         Other                                                                              (12)                   (16)
                                                                                      -------------        -------------

     Net cash provided by financing activities                                          135,804                258,721

     Net (decrease) in cash and cash equivalents                                         (9,787)               (14,258)
     Cash and cash equivalents at beginning of the period                               194,732                 63,581
                                                                                      -------------        -------------
     Cash and cash equivalents at end of period                                       $ 184,945            $    49,323
                                                                                      =============        =============
     Non-cash investing and financing activities:
         FCC Deposit financed by institutional facility                               $  34,500            $         -
         Purchases of network fixed assets with vendor financing                         17,341                      -
         Refinancing of interim credit facility                                               -                350,000
         Proceeds from financing agreement used to pay origination fee                    3,180                      -

            See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (Unaudited, in thousands, except share data)
                    For The Three Months Ended March 31, 1999

                                                                                                         Unearned        Total
                                                            Additional                                 Compensation   Stockholders'
                                      Common Stock           Paid-in      Preferred     Accumulated     and Notes       Equity
                                  Shares        Amount       Capital        Stock         Deficit       Receivable     (Deficit)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1998      53,082,360   $       531   $   315,762    $   276,191   $(1,171,220)   $    (7,284)   $  (586,020)
Exercise of stock options           19,556          --              84           --            --             --               84
Issuance of options in form
  of advanced compensation            --            --           7,772           --            --           (7,772)          --
Issuance of common stock for
  employee 401(k) matching          43,239             1           321           --            --             --              322
Accretion of 7% Cumulative
 Convertible Preferred Stock          --            --          (5,229)         5,229          --             --             --
Amortization of unearned
      compensation                    --            --            --             --            --              806            806
Cancellation of unearned
     compensation                     --            --            (317)          --            --              316             (1)
Interest on employee notes
     receivable                       --            --            --             --            --              (35)           (35)
Net loss                              --            --            --             --        (181,496)          --         (181,496)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance, March 31, 1999         53,145,155   $       532   $   318,393    $   281,420   $(1,352,716)   $   (13,969)   $  (766,340)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------

            See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL:

         The accompanying condensed consolidated financial statements of Omnipoint Corporation and subsidiaries (the "Company" or "Omnipoint") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998 and stockholders' equity (deficit) for the three months ended March 31, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

         Certain prior period amounts have been reclassified to conform to current presentation.


2. LOSS PER COMMON SHARE:

         The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). Since the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 9,279,989 and 7,415,490 shares of common stock outstanding as of March 31, 1999 and 1998, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of preferred stock, convertible into 10,445,123 shares of common stock have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.


3. INVENTORY:

         Inventory consists of the following (in thousands):


                                               March 31,       December 31,
                                                 1999              1998
                                              (unaudited)
                                            ----------------  ----------------
              GSM Handsets                        $  17,234        $   25,596
              Accessories and SIM Cards               5,558             4,133
                                            ----------------  ----------------
                                                  $  22,792        $   29,729
                                            ================  ================

4.  FCC LICENSE RE-AUCTION:

         In March 1999, the Company, through a wholly-owned subsidiary, made a $41 million deposit with the FCC to participate in the FCC's Auction 22. This deposit was partially financed by a transaction with a financial institution. The auction commenced on March 23, 1999 and ended on April 15, 1999.

         The Company was the high bidder on 34 PCS licenses at the conclusion of the auction for licenses that covered a total of 18.9 million POPS at a cost of $45.1 million, or $2.39 per POP.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         In May 1999, the Company made a payment of $9.0 million utilizing the $41 million deposit with the FCC. The remaining amount of the deposit was refunded to the Company and the financing was paid off in full.


5.  FINANCING AGREEMENTS:

         On March 30, 1999, the Company entered into an arrangement with Siemens Information and Communications Networks, Inc. for financing of $200 million (the "Siemens Arrangement"). The Siemens Arrangement includes $100 million of funding on March 31, 1999 for general corporate purposes, and $100 million of financing on equipment and services for expansion of the Company's wireless communications network in New York and other markets pursuant to a separate credit agreement ("Siemens Credit Facility"). The principal amount on the Siemens Credit Facility is payable in twenty consecutive equal quarterly installments beginning in 2003, with the final payment due on March 31, 2008. Interest on the Siemens Credit Facility is payable quarterly at varying interest rates at a base rate or LIBOR plus a set margin, at the Company's election. The Siemens Credit Facility ranks pari passu with the Institutional OCI Financing Agreements and is collateralized by the same collateral serving the Institutional OCI Financing Agreements.

         In addition, Nortel expanded its financing to the Company by up to $50 million, of which $25 million was funded on March 31, 1999 for general corporate purposes. The Nortel and Siemens $125 million financing for general corporate purposes was obtained by their new participation in the Institutional OCI Financing Agreements.

6.   SEGMENT INFORMATION:

         In 1998, the Company adopted Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131"). The prior year's quarterly segment information has been restated to present the Company's two reportable segments, which are as follows:

 . PCS Services - provides digital wireless services in several markets in the U.S.

 . PCS Technology - developer and supplier of wireless communication technologies, products and engineering services

         Segment data includes intersegment revenues, as well as a charge for corporate headquarters costs to its PCS services segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization (EBITDA).

         The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer different products and services. The Company's PCS Services regions have been aggregated into the PCS services segment.

         The table below presents information about reported segments for the Statement of Operations for the three months ended March 31, 1999 and 1998 and for the Balance Sheet as of March 31, 1999 (unaudited) and December 31, 1998, (in thousands):

               PCS Services   PCS Technology  Reconciling Items  Consolidated Totals
1999
Revenues       $    67,641       $  2,010       $   --              $    69,651
EBITDA         $   (71,072)      $  1,261       $ (4,170)(2)        $   (73,981)
Total Assets   $ 1,856,644       $  7,683       $221,125            $ 2,085,452

1998
Revenues       $    33,328       $  3,536       $ (2,796)(1)        $    34,068
EBITDA         $   (57,957)      $ (6,325)      $ (5,593)(2)        $   (69,875)
Total Assets   $ 1,808,983       $  5,168       $252,453            $ 2,066,604

(1)      Represents intersegment revenue
(2)      Represents corporate expenses not allocated to the segments

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of total segment EBITDA to consolidated net loss for the three months ended March 31, 1999 and 1998 is as follows (in thousands) (unaudited):

                                                             1999         1998
                                                             ----         ----
Total EBITDA for reportable segments                     $ (73,981)   $ (69,875)
Depreciation and amortization                              (45,862)     (19,879)
Equity in losses of joint ventures                          (2,585)      (2,023)
Interest income                                              2,323        1,591
Interest expense                                           (61,588)     (34,689)
Other income, net                                              197           90
Accretion of 7% Cumulative Convertible Preferred Stock      (5,229)        --
                                                         ---------    ---------
         Net loss attributable to common stockholders    $(186,725)   $(124,785)
                                                         =========    =========


         Reconciling items from segment total assets to consolidated total assets at March 31, 1999 (unaudited) and December 31, 1998 are as follows (in thousands):

                                                           1999         1998
                                                           ----         ----
Corporate cash and short term investments                 $196,641     $232,187
Unallocated corporate assets                                24,484       20,266
                                                         ---------    ---------
         Total                                            $221,125     $252,453
                                                         =========    =========

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

         The Company provides wireless PCS services and equipment based on the Global System for Mobile Communications ("GSM") standard. According to wireless industry sources, this standard has been implemented by over 300 carriers in over 100 countries worldwide and is used by over 130 million subscribers. GSM subscribers are estimated to account for over 40% of worldwide wireless subscribers and over 50% of wireless subscribers outside the United States. Omnipoint's licenses, including those won in the recently completed FCC re-auction, cover approximately 100 million non-overlapping POPS in the United States.

         Since 1996, the Company has aggressively built out its licenses and currently covers and markets to over 45 million POPS, including all major markets in the northeastern United States from Boston to Delaware, southern Florida from Palm Beach to Key West, and certain Midwest markets, which include the greater Detroit, Indianapolis, and Wichita markets. The Company also provides service in the Harrisburg, York, and Lancaster, Pennsylvania markets through a joint venture with D&E Communications ("PCS One"). Omnipoint intends to continue its aggressive build-out through both wholly-owned affiliates and joint ventures. Additionally, the Company offers out of network roaming both in over 3,500 North American cities (including Canada), through roaming agreements with members of the North American GSM Alliance, and worldwide, through active roaming agreements with 85 carriers in 48 countries.

         PCS service offerings available from Omnipoint include voice communications, caller ID, call forwarding, call waiting, voice activated dialing, fax storage and retrieval, Internet access, short messaging, numeric paging, and information services including, but not limited to, stock quotes, news, weather and sports scores. Every activated handset has its own Internet address and is capable of receiving and sending Internet e-mail up to 160 characters long.

         The Company had approximately 478,000 subscribers at the end of March 1999, including approximately 12,000 proportionate subscribers from its joint venture in Pennsylvania. A significant portion of the Company's subscribers are users of the Company's prepaid service. The Company utilizes multiple distribution channels through which its services are sold and intends to continue this strategy as new markets are opened. The Company had increased its number of distribution outlets during the quarter by 750 and had approximately 4,400 distribution outlets as of March 31, 1999.

         The Company through its Omnipoint Technologies, Inc. ("OTI") subsidiary, is also a leading developer and supplier of wireless communication technologies, products and engineering services.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Revenues:

         Total consolidated revenues for the three months ended March 31, 1999 were $69.7 million, as compared to revenues of $34.1 million for March 31, 1998, an increase of $35.6 million, or 104.4%.

PCS Services

         Net PCS Services revenues for the three months ended March 31, 1999 were $54.8 million, as compared to $28.2 million for March 31, 1998, an increase of $26.6 million, or 94.3%. The increase in service revenues was due to the increase in the number of subscribers related to increased penetration in the Company's existing markets, as well as, expansion into New England, Florida, Michigan, and Indiana, partially offset by a decrease in average revenue per subscriber. As a result of the increase in the number of subscribers and distribution outlets, handset and accessories revenues for the quarter ended March 31, 1999 were $12.8 million, as compared to $5.1 million for the quarter ended March 31, 1998, an increase of $7.7 million, or 150.6%. The larger

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   -CONTINUED-


customer base resulted from the launches of the New England and Florida markets in March 1998 and the Michigan and Indiana markets in December 1998, as well as expansion of the Company's New York and Philadelphia markets.

PCS Technology

         PCS Technology revenues were $2.0 million during the quarter ended March 31, 1999, as compared to revenues of $0.7 million (excluding intersegment sales) for the quarter ended March 31, 1998. The Company is a party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.


Cost of Sales:

         Total costs of service revenue and operations, handset and accessory sales and engineering services for the quarter ended March 31, 1999 were $76.6 million, as compared to $54.0 million for the quarter ended March 31, 1998, an increase of $22.6 million, or 41.8%.

PCS Services

         Cost of service revenues and operations were $35.9 million for the quarter ended March 31, 1999, as compared to $23.4 million for the quarter ended March 31, 1998, an increase of $12.5 million, or 53.5%. This includes costs of service revenues of $25.7 million, which includes network site rentals, intercarrier and interconnect costs, and other network operating expenses. As a result of sales revenue increasing at a rate greater than cost, gross margin doubled to 53.3% from 26.3% in the first quarter of 1998. The remaining cost of operations of $10.2 million includes salaries, maintenance and other indirect costs of operating the network. The key causes for the increase in cost of service revenues were the increase in cell sites in operation from approximately 1,600 at March 1998 to approximately 3,000 at the end of the first quarter of 1999, expanded minutes of use, and significantly higher subscriber additions. The Company's managed customer base grew approximately 278,000 subscribers to 466,000 subscribers, or approximately 150%. These increases resulted from the Company offering commercial service in several additional markets, including Boston, Miami, Connecticut, upstate New York, Michigan and Indiana.

         Cost of handset and accessories revenues for the quarter ended March 31, 1999 were $39.1 million, as compared to $29.1 million for the quarter ended March 31, 1998, an increase of $10.1 million, or 34.6%. Handsets and accessories costs increased as a result of strong growth in customer additions as well as distribution channel stocking related to the increase in distribution outlets during the quarter.

PCS Technology

         Engineering services total cost of sales were $1.5 million for both quarters ended March 31, 1999 and 1998, respectively.


Direct Expenses:

         Research and development expenses in the PCS Technology segment for the first quarter of 1999 were fully reimbursed by third parties as compared to $4.3 million for the first quarter of 1998. The Company had completed its work on the PCS Fixed Access System in 1998. In 1999, the Company has entered into several joint developmental arrangements that fund portions of the Company's research and development efforts.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   -CONTINUED-


         General and administrative costs include costs such as legal fees, patents, regulatory costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefits costs other than those classified as research and development, those related to the cost of service, and those related to selling.

         Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect and direct distribution channels, but excludes costs of handsets and accessories.

         Sales, general and administrative costs for the first quarter of 1999 were $67.1 million, as compared to $45.6 million for the first quarter of 1998, an increase of $21.4 million, or 47.0%. Of this increase, nearly $18 million was related to selling costs which increased primarily due to the near doubling of net managed subscriber additions over the same quarter in 1998, the nearly 150% increase in ending managed subscribers from 188,000 to 466,000, and increased selling and marketing headcount related expenses due to market launches in New England, Florida, Michigan and Indiana. These markets were not operational for the entire first quarter of 1998. Customer care expenses also increased as a result of subscriber growth and expansion of the Company's customer care facilities during the third quarter of 1998.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $74.0 million for the first quarter of 1999, a $24.0 million, or 24.6% improvement from the fourth quarter of 1998.


Other Expenses and Income:

         Depreciation and amortization expenses for the first quarter of 1999 were $45.9 million, as compared to $19.9 million for the first quarter of 1998, an increase of approximately $26.0 million, or 130.7%. The increase in depreciation expense was related to network infrastructure equipment placed into service as a result of the Company's continued expansion of coverage in its existing markets as well as services launched in new markets during 1998. The growth in amortization expense was primarily due to amortization of FCC licenses associated with the markets placed into commercial service.

         As a result of the revenues and operating costs and expenses discussed above, the Company's loss from operations for the first quarter of 1999 was $119.8 million, as compared to $89.8 million for the first quarter of 1998, an increase of $30.1 million, or 33.5% but a $22.1 million decrease, or 15.6% improvement from the fourth quarter of 1998.

         Equity in losses from joint ventures for the first quarter of 1999 was $2.6 million, as compared to $2.0 million in the first quarter of 1998. The Company expects to incur additional losses as a result of its equity ownership interest in the PCS One joint venture as it continues to build out its network and expand its customer base in central Pennsylvania.

         Interest income for the first quarter of 1999 was $2.3 million, as compared to $1.6 million for the first quarter of 1998, an increase of $0.7 million, or 46.0%. The increase was due to increased investment holdings and related interest thereon from the Company's financing activities.

         Interest expense for the first quarter of 1999 was $61.6 million, as compared to $34.7 million for the first quarter of 1998, an increase of $26.9 million, or 77.5%. The increase was due to the increased amounts outstanding from loans payable under financing agreements and senior notes partially offset by a reduction in FCC obligations.

         Net loss after accretion of 7% Cumulative Convertible Preferred Stock for the first quarter of 1999 was $186.7 million, as compared to $124.8 million for the first quarter of 1998, an increase of $61.9 million, or 49.6%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents and short-term investments of $215.7 million as of March 31, 1999, compared to $238.3 million as of December 31, 1998. Of this balance, cash and cash equivalents of $184.9 million decreased by $9.8 million from December 31, 1998. This decrease was primarily due to $117.4 million of cash used for operating activities and $28.1

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million in investing activities, partially offset by $135.8 million provided by financing activities. As of March 31, 1999, the Company had negative working capital of approximately $93.2 million, an improvement of $71.4 million from the same quarter's negative working capital of $164.6 million in the prior year. The Company expects operating losses and working capital deficits to continue as the Company continues to grow its PCS operations. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy.

         Operations of the Company for the quarter ended March 31, 1999 have been principally financed through advances from various financing agreements and payments from subscribers.

         Cash used in operating activities resulted from the Company's operations and expenses related to its core PCS networks as well as interest expense on its various borrowings. The Company incurred increased network operating costs due to the growth in the number of subscribers and the related network usage.

         Cash used in investing activities related to the purchase of fixed assets of $21.6 million to support the Company's continuing expansion and the FCC deposit of $41.0 million (of which $34.5 million was financed).

         The cash provided from financing activities included the Siemens and Nortel funding of their participation in the Institutional OCI Financing Agreement of $125 million, and $41.5 million of proceeds from vendor financings for working capital and purchases of network fixed assets. These amounts were offset by principal repayments associated with the Company's related obligations and financings.

         Based on the current LIBOR rates, the Company's current total weighted average cost of drawn debt is approximately 9.1%. The Company's average cost of debt can be further reduced with the closing of a strategic equity investor transaction. The Company paid $625,000 as additional interest related to the $125 million Senior Notes issued in December 1998 on April 21, 1999. The Company will incur an additional $625,000 in interest (which is included in the 9.1% weighted average cost of debt above) each month until a strategic transaction is closed.

         The Company anticipates that its future revenue growth will outpace the percentage growth in operating costs and expenses (exclusive of depreciation and amortization). In the first quarter of 1999, the number of subscribers grew by approximately 100,000, which is expected to decrease the cash requirement that would otherwise be used in operations during the rest of the year. The Company plans to reduce customer acquisition cost per subscriber and improve its economies of scale in its network operating costs. The Company also anticipates decreasing its level of 1999 capital expenditures to below $250 million, almost all of which will be financed through vendors. The Company has future purchase commitments, which it plans to finance pursuant to available financing agreements with related vendors .

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company also believes that access to capital during 1999 and future periods is necessary to build out its networks. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. The Company has available cumulative financing and commitments of $300 million. While the Company is in the process of pursuing equity financing, the Company, if necessary, may seek additional financing from the remaining availability under the Institutional OCI Financing Agreement, prior vendor commitments and arrangements, along with other incremental actions. Other incremental actions, if necessary, may include the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and the timing of certain payments. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements. The Company's future financing requirements will depend on many factors, including the successful development of products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate facilities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of strategic partnering arrangements or public offerings and private placements of debt or equity securities or both. There can be no assurance, however, that the Company will obtain additional funding to fund its operations and capital expenditures. To the extent that the buildout of the networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC actions, the Company may require additional funding to implement its business strategy.

         The Company is currently in negotiations for additional financing. The Company has participated in many discussions with, and has received proposals from, potential equity investors. The Company is in the process of evaluating proposals and believes that these opportunities, can provide significant additional liquidity. However, there can be no assurance that such financing will be obtained on favorable terms, or at all.


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

         The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers. The Y2K compliance team created a five stage process for becoming Y2K compliant. The five process stages are (1) compiling a complete inventory of all date sensitive technology equipment; (2) prioritizing systems affected based on estimated time to compliance, as well as vendor and maintenance schedules; (3) performing modification to affected systems; (4) completing testing of modified systems; and (5) implementing modified systems. The Company has generally completed the inventory and assessment of its date sensitive technology equipment, and is in various stages of modifying and testing a number of the systems.

         Embedded Technology and Infrastructure Equipment. The embedded technology and infrastructure equipment area of concern consists primarily of the hardware portion of the switching platforms and network surveillance equipment. Much of this equipment, specifically the switching platforms, is purchased from third party vendors and have maintenance contracts. The maintenance contracts include regular software and hardware upgrades that should automatically bring the equipment into Y2K compliance. The Company is dependent on those third parties to assess the impact of the Y2K problem on the technology they have supplied and to take any necessary corrective action. All corrective action taken by these third parties is covered under maintenance contracts and would be part of regularly scheduled maintenance. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by September 30, 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant.

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

         Third Party Suppliers. The Company has prioritized its critical suppliers and communicated with them in order to obtain their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third party suppliers is complete. The Company has plans to implement and test all critical third party Y2K items by September 30, 1999.

         Risk and Contingency Plan. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's signal, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, signal loss, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, and the inability of the Company to manage its business. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Company has financial or operational relationships such as network maintenance contractors, roaming partners, handset and accessory providers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations.

         The Company is currently working diligently to make all of its business-critical systems Y2K compliant by September 30, 1999, with additional testing to continue thereafter. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company is documenting Y2K contingency plans as part of its Y2K risk mitigation efforts.

         Costs. Total costs incurred to date specifically associated with becoming Y2K compliant have been less than $1 million. The total specific costs of becoming Y2K compliant are estimated to be approximately $2.8 million. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade which have not been included in this estimate are approximately $10.6 million. These costs are considered by the Company to be a normal expense. The portion of these costs that relate specifically to Y2K compliance will be included in the Y2K estimates if they can be separately identified.

         The Company's expectations about future costs and timely completion of its Y2K modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying embedded technology and infrastructure equipment as well as non-embedded equipment that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected systems and equipment, the nature and amount of testing, verification, the rate and magnitude of related labor costs, and the success of the Company's suppliers in addressing the Y2K issue.

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

         27.1     Financial Data Schedule

(b) REPORTS ON FORM 8-K

            None

 ----------

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OMNIPOINT CORPORATION

Date: May 17, 1999
                                        /s/ Harry Plonskier
                                        -------------------------------------
                                        Treasurer and Chief Accounting Officer