Form 10-Q
period 1999-06-30
OMNIPOINT CORP \DE\
filed 1999-08-16
CIK 1002532

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q


                                   (Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR



   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JUNE 30, 1999            COMMISSION FILE NUMBER:  0-27442



                             OMNIPOINT CORPORATION
                     THREE BETHESDA METRO CENTER, SUITE 400
                               BETHESDA, MD 20814


                                (301) 951-2500



                DELAWARE                              04-2969720
            -------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. employer
           incorporation or organization)          identification No.)



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



                                     NONE



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     Shares of common stock outstanding as of August 5, 1999 were 53,509,819.

                                   Form 10-Q



                     Omnipoint Corporation and Subsidiaries



                               Table of Contents



                                                                  Page No.
                                                                  --------



Part I.  FINANCIAL INFORMATION (Unaudited):

        Condensed Consolidated Balance Sheets-
              June 30, 1999 and December 31, 1998                    2

        Condensed Consolidated Statements of Operations-
              Three and Six Months Ended June 30, 1999 and
                June 30, 1998                                        3

        Condensed Consolidated Statements of Cash Flows-
              Six Months Ended June 30, 1999 and June 30, 1998       4

        Condensed Consolidated Statements of Stockholders'
          Equity (Deficit)-
              Six Months Ended June 30, 1999                         5

        Notes to Condensed Consolidated Financial Statements         6

        Management's Discussion and Analysis of Results of
              Operations and Financial Condition                     9


Part II.   OTHER INFORMATION AND SIGNATURE                          16

                         PART I. FINANCIAL INFORMATION

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                           June 30,    December 31,
                                                                                                             1999          1998
                                                                                                         (unaudited)
                                                                                                       ----------------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                                                           $   214,602    $   194,732
     Short term investments                                                                                   25,778         43,571
     Accounts receivable, net of allowances of $15,382 and $12,094 as of
           June 30, 1999 and December 31, 1998, respectively                                                  56,764         38,065
     Inventory                                                                                                35,865         29,729
     Prepaid expenses and other current assets                                                                17,773         22,057
                                                                                                       ----------------------------
           Total current assets                                                                              350,782        328,154

Fixed assets, at cost
     Network infrastructure equipment in-service                                                           1,013,358        907,649
     Construction in progress                                                                                172,374        163,410
     Other fixed assets                                                                                      116,482        110,473
     Accumulated depreciation                                                                               (229,652)      (150,357)
                                                                                                       ----------------------------
           Fixed assets, net                                                                               1,072,562      1,031,175

FCC licensing costs, net of accumulated amortization of $51,024 and
     $42,824 as of June 30, 1999 and December 31, 1998, respectively                                         651,294        645,408
Deferred financing costs and other intangible assets, net of accumulated amortization
     of $10,514 and $7,455 as of June 30, 1999 and December 31, 1998, respectively                            49,224         44,959
Investments in affiliates and joint ventures                                                                     500          3,506
FCC deposits                                                                                                   6,197              -
Other long term assets                                                                                        28,117         13,402
                                                                                                       ----------------------------
                   Total assets                                                                          $ 2,158,676    $ 2,066,604
                                                                                                       ============================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                                               $   242,452    $   182,941
     Accrued interest payable                                                                                 40,469         48,313
     FCC license obligations                                                                                 123,533        116,076
     Loans payable under financing agreements                                                                 10,920         13,731
     Deferred revenue and other current liabilities                                                           11,425          8,393
                                                                                                       ----------------------------
           Total current liabilities                                                                         428,799        369,454

Loans payable under financing agreements                                                                   1,588,841      1,350,613
Senior notes                                                                                                 612,855        603,896
FCC license obligations                                                                                      268,674        328,661

Commitments and contingencies

Stockholders' equity (deficit):
     7% Cumulative Convertible Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized,
           325,000 shares issued and outstanding as of June 30, 1999 and December 31, 1998                   286,650        276,191
     Series A Non-Voting Convertible Preferred Stock, par value $0.01 per share, 12,500 shares
           authorized, 8,542 shares issued and outstanding as of June 30, 1999                               205,008              -
     Common stock, par value, $.01 per share; 200,000,000 shares authorized, 53,418,841 and 53,082,360 shares issued and outstanding as of June 30, 1999 and
           December 31, 1998, respectively                                                                       534            531
     Additional paid-in capital                                                                              312,178        315,762
     Accumulated deficit                                                                                  (1,531,544)    (1,171,220)
     Unearned compensation and notes receivable                                                              (13,319)        (7,284)
                                                                                                       ----------------------------
           Total stockholders' equity (deficit)                                                             (740,493)      (586,020)
                                                                                                       ----------------------------
                   Total liabilities and stockholders' equity (deficit)                                  $ 2,158,676    $ 2,066,604
                                                                                                       ============================

                    See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)


                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
                                                                           1999         1998                1999         1998
                                                                     ---------------------------       -------------------------
Revenues:
     Service revenues, net                                              $   75,380    $  34,782           $ 130,213    $  62,999
     Handset and accessories revenues, net                                  14,030        5,599              26,838       10,710
     License fees and engineering services                                     256        1,808               2,266        2,548
                                                                     ---------------------------       -------------------------
            Total revenues                                                  89,666       42,189             159,317       76,257

Operating costs and expenses:
     Cost of service revenues and operations                                36,941       36,835              72,826       60,218
     Cost of handset and accessories revenues                               38,363       23,314              77,505       52,387
     Cost of engineering services                                              153          825               1,686        2,361
     Research and development, net                                             171        5,084                 171        9,397
     Sales, general and administrative                                      82,242       57,056             149,314      102,694
     Depreciation and amortization                                          47,605       31,636              93,467       51,515
                                                                     ---------------------------       -------------------------
            Total operating costs and expenses                             205,475      154,750             394,969      278,572

Loss from operations                                                      (115,809)    (112,561)           (235,652)    (202,315)

Other income (expense):
     Equity in losses of joint ventures                                       (421)      (2,175)             (3,006)      (4,198)
     Interest income                                                         2,096        5,623               4,419        7,214
     Interest expense                                                      (64,902)     (57,543)           (126,490)     (92,232)
     Other income, net                                                         208       (2,580)                405       (2,490)
                                                                     ---------------------------       -------------------------
Loss before extraordinary item                                            (178,828)    (169,236)           (360,324)    (294,021)

Extraordinary loss on return of C-block licenses                                 -      (11,115)                  -      (11,115)
                                                                     ---------------------------       -------------------------
            Net loss                                                    $(178,828)    $(180,351)          $(360,324)   $(305,136)

Accretion of 7% Cumulative Convertible Preferred Stock                      (5,229)      (3,486)            (10,459)      (3,486)
                                                                     ---------------------------       -------------------------
            Net loss attributable to common stockholders                $(184,057)    $(183,837)          $(370,783)   $(308,622)
                                                                     ===========================       =========================

Basic and diluted loss per common share:
Loss per common share before extraordinary item                            $(3.46)       $(3.29)             $(6.97)      $(5.67)
Loss per common share on extraordinary item                                      -        (0.21)                  -        (0.21)
                                                                     ---------------------------       -------------------------
Net loss per common share - basic and diluted                              $(3.46)       $(3.50)             $(6.97)      $(5.88)
                                                                     ===========================       =========================
Weighted average common shares outstanding - basic and diluted              53,208       52,580              53,165       52,482
                                                                     ===========================       =========================



           See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                             1999          1998
                                                                                                        --------------------------
Cash flows used in operating activities:
      Net loss                                                                                             $(360,324)   $ (305,136)
      Extraordinary loss on return of C-block licenses                                                             -        11,115
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                      93,467        51,515
           Accrued interest and payment of in kind interest on financing agreements                           19,676         8,255
           Losses on investments in joint ventures                                                             3,006         4,198
           Interest income associated with restricted cash                                                         -          (903)
           Sales of trading securities, net                                                                   17,793       (30,838)
           Interest expense associated with amortization of discount, premium and issuance costs               4,901             -
           Other                                                                                               1,647         1,125
      Changes in operating accounts:
           Accounts receivable, net                                                                          (18,699)      (18,115)
           Prepaid expenses and other assets                                                                   3,112       (13,420)
           Inventory                                                                                          (6,136)       13,175
           Accounts payable and accrued expenses                                                              59,511        (7,274)
           Deferred revenue and other liabilities                                                              5,925         1,271
                                                                                                        --------------------------

Net cash used in operating activities                                                                       (176,121)     (285,032)

Cash flows used in investing activities:
      Purchase of fixed assets                                                                               (75,428)     (322,880)
      Purchase of FCC licenses                                                                               (14,086)      (13,000)
      Return of FCC licenses                                                                                       -        31,094
      Capitalized interest on C and F Block licenses                                                               -        (6,158)
      Proceeds from held to maturity investments and restricted cash                                               -        26,157
      Investments in joint ventures                                                                                -        (9,385)
      Other long term assets                                                                                 (13,543)            -
      FCC deposit                                                                                             (6,197)            -
                                                                                                        --------------------------

Net cash used in investing activities                                                                       (109,254)     (294,172)

Cash flows from financing activities:
      Proceeds from issuance of 7% Convertible Preferred Stock, net                                                -       252,377
      Proceeds from issuance of Series A Non-Voting Convertible Preferred Stock, net                         201,394             -
      Proceeds from issuance of common stock                                                                   2,807         1,836
      Proceeds from vendor financing agreements                                                               41,462       109,561
      Payment of vendor financing agreements                                                                  (1,732)            -
      Payment on FCC licenses obligation                                                                     (55,618)      (26,002)
      Payment of deferred financing costs                                                                     (4,142)       (9,541)
      Proceeds from OCI financing arrangements                                                               124,850       425,000
      Payment on OCI financing arrangements                                                                   (3,750)       (1,875)
      Other                                                                                                      (26)          (33)
                                                                                                        --------------------------

Net cash provided by financing activities                                                                    305,245       751,323

Net increase in cash and cash equivalents                                                                     19,870       172,119
Cash and cash equivalents at beginning of the period                                                         194,732        63,581
                                                                                                        --------------------------
Cash and cash equivalents at end of period                                                                 $ 214,602    $  235,700
                                                                                                        ==========================

Non-cash investing and financing activities:
      Purchases of network fixed assets with vendor financing                                              $  49,480    $  105,650
      Refinancing of interim credit facility                                                                       -       350,000
      Proceeds from financing agreement used to pay origination fee                                            3,180             -



            See Notes to Condensed Consolidated Financial Statements

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For The Six Months Ended June 30, 1999
                 (Unaudited, in thousands, except share data)


                                                7% Cumulative    Series A                      Unearned        Total
                                    Additional    Convertible   Non-Voting                   Compensation   Stockholders'
                    Common Stock     Paid-in       Preferred    Preferred     Accumulated     and Notes       Equity
                  Shares    Amount   Capital         Stock        Stock         Deficit       Receivable     (Deficit)
                  -------------------------------------------------------------------------------------------------------
Balance,
 December 31,
 1998             53,082,360  $531   $315,762        $276,191   $       --    $(1,171,220)       $ (7,284)     $(586,020)
Exercise of
 stock options       128,471     1        900              --           --             --              --            901
Sale of
 common stock
 under
 Employee
 Stock
 Purchase
 Plan                102,099     1        867              --           --             --              --            868
Issuance of
 options in
 form of
 advanced
 compensation             --    --      8,590              --           --             --          (8,590)            --
Issuance of
 common stock
 for employee
 401(k) matching     105,911     1      1,037              --           --             --              --          1,038
Issuance of
 Series A
 Non-Voting
 Preferred
 Stock                    --    --     (3,614)             --      205,008             --              --        201,394
Accretion of
 7% Cumulative
 Convertible
 Preferred
 Stock                    --    --    (10,459)         10,459           --             --              --             --
Amortization
 of unearned
 compensation             --    --         --              --           --             --           1,721          1,721
Cancellation
 of unearned
 compensation             --    --       (905)             --           --             --             904             (1)
Interest on
 employee notes
 receivable               --    --         --              --           --             --             (70)           (70)
Net loss                  --    --         --              --           --       (360,324)             --       (360,324)
                  -------------------------------------------------------------------------------------------------------
Balance, June 30,
 1999             53,418,841  $534   $312,178        $286,650     $205,008    $(1,531,544)       $(13,319)     $(740,493)
                  -------------------------------------------------------------------------------------------------------


           See Notes to Condensed Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL:


     The accompanying condensed consolidated financial statements of Omnipoint Corporation and subsidiaries (the "Company" or "Omnipoint") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 30, 1999 and June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended and cash flows for the six months ended June 30, 1999 and June 30, 1998, and stockholders' equity (deficit) for the six months ended June 30, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

     Certain prior period amounts have been reclassified to conform to current presentation.

     On June 23, 1999, the Company, VoiceStream Wireless Corporation, a Washington corporation ("VoiceStream") and VoiceStream Wireless Holding Corporation, a Delaware corporation ("VHC"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company will be merged with and into a newly formed, wholly owned subsidiary of VHC (the "Merger"). At the effective time of the Merger, each outstanding share of Omnipoint common stock will be exchanged for the right to receive 0.825 shares of VoiceStream Common Stock plus $8.00 in cash. There will be a cash or stock election option available to the Company's shareholders subject to proration. The Merger is subject to shareholder approval as well as federal, state and other regulatory approvals.

     In connection with the execution of the Reorganization Agreement, the Company entered into an agreement (the "Purchase Agreement") with VoiceStream and Hutchison Telecommunications PCS (USA) Limited, a British Virgin Islands company ("Hutchison") on June 23, 1999. Pursuant to the Purchase Agreement, the Company sold 4,271 shares of its Series A Non-Voting Convertible Preferred Stock (the "Non-Voting Preferred Stock") to each of VoiceStream and Hutchison for an aggregate purchase price of approximately $205 million. The Purchase Agreement provides for the sale by the Company to these investors of additional shares of the Non-Voting Preferred Stock having an aggregate face value of approximately $95 million later this year.


2.  LOSS PER COMMON SHARE:

     The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). Since the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 10,289,495 and 9,324,184 shares of common stock outstanding as of June 30, 1999 and 1998, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of 7% Cumulative Convertible Preferred Stock (convertible into 10,445,123 shares of common stock) and Series A Non-Voting Preferred Stock (convertible into 8,542,000 shares of common stock) have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.


3.  INVENTORY:

     Inventory consists of the following (in thousands):

                                            June 30,       December 31,
                                             1999             1998
                                           (unaudited)


            GSM Handsets                    $  31,502        $  25,596
            Accessories and SIM Cards           4,363            4,133
                                            ----------       -----------
                                            $  35,865        $  29,729
                                            ==========       ===========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     In May 1999, the Company made a payment of $9.0 million utilizing the $41 million deposit with the FCC. The remaining amount of the deposit was refunded to the Company and the financing was paid off in full. In June 1999, the Company made a payment of $11.3 million for 23 licenses. The deposit for the remaining 11 licenses of $6.2 million is reflected as FCC deposits at June 30, 1999 pending issuance of the remaining licenses.


5.  FINANCING AGREEMENTS:

     On March 30, 1999, the Company entered into an arrangement with Siemens Information and Communications Networks, Inc. for financing of $200 million (the "Siemens Arrangement"). The Siemens Arrangement includes $100 million of funding on March 31, 1999 for general corporate purposes, and $100 million of financing on equipment and services for expansion of the Company's wireless communications network in New York and other markets pursuant to a separate credit agreement ("Siemens Credit Facility"). The principal amount on the Siemens Credit Facility is payable in twenty consecutive equal quarterly installments beginning in 2003, with the final payment due on March 31, 2008. Interest on the Siemens Credit Facility is payable quarterly at varying interest rates at a base rate or LIBOR plus a set margin, at the Company's election. The Siemens Credit Facility ranks pari passu with the Institutional OCI Financing Agreements and is collateralized by the same collateral serving the Institutional OCI Financing Agreements. At June 30, 1999, $18.9 million was outstanding on the Siemens Credit Facility.

     In addition, Nortel expanded its financing to the Company by up to $50 million, of which $25 million was funded on March 31, 1999 and $25 million was funded on August 12, 1999 for general corporate purposes.

     The Nortel and Siemens $150 million financing for general corporate purposes was obtained by their participation in the Institutional OCI Financing Agreements.


6.  SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK:

     On June 24, 1999, the Company issued Series A Non-Voting Convertible Preferred Stock, par value $.01 per share, for gross proceeds of $205 million. The Company authorized 12,500 shares of which 8,542 shares are issued and outstanding as of June 30, 1999. All or any portion of the outstanding shares of Series A Non-Voting Convertible Preferred Stock may be converted at any time into common stock at the option of VoiceStream or Hutchison at a conversion price of $24.00 per common share, subject to adjustment as defined in the agreement. VoiceStream and Hutchison shall purchase an additional 3,958 shares of preferred stock no later than October 1, 1999 subject to certain conditions for an aggregate purchase price of $95.0 million. The Liquidation Preference of this preferred stock is $24,000 per preferred share which represents the issuance price at June 24, 1999.

7.  SEGMENT INFORMATION:

     In 1998, the Company adopted Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The prior year's quarterly segment information has been restated to present the Company's two reportable segments, which are as follows:

     PCS Services-provides digital wireless services in several markets in the U.S.

     PCS Technology-developer and supplier of wireless communication technologies, products and engineering services

     Segment data includes intersegment revenues, as well as a partial charge for corporate headquarters costs to its PCS services segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). However, most of the corporate headquarter costs including but not limited to costs related to strategic partnering, legal, accounting, consulting, human resources, auction related etc., have not been allocated to the segments.

     The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer different products and services. The Company's PCS Services regions have been aggregated into the PCS services segment.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The table below presents information about reported segments for the Statements of Operations for the three and six months ended June 30, 1999 and 1998, and for the Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998, (in thousands):

                  PCS Services     PCS Technology   Reconciling Items   Consolidated Totals
1999
Three months:
---------------
Revenues           $   89,410         $    256        $    --               $   89,666
EBITDA             $  (59,426)        $ (1,498)          (7,280)  (2)       $  (68,204)

Six months:
---------------
Revenues           $  157,051         $  2,266        $    --               $  159,317
EBITDA             $ (130,498)        $   (237)         (11,450)  (2)       $ (142,185)

Total Assets       $1,910,230         $ 10,035        $ 238,411             $2,158,676


1998
Three months:
---------------
Revenues           $   40,381         $  1,969        $    (161)  (1)       $   42,189
EBITDA             $  (68,689)        $ (5,868)       $  (6,368)  (2)       $  (80,925)

Six months:
---------------
Revenues           $   73,709         $  5,506        $  (2,958)  (1)       $   76,257
EBITDA             $ (126,646)        $(12,193)         (11,961)  (2)       $ (150,800)

Total Assets       $1,808,983         $  5,168        $ 252,453             $2,066,604

(1)  Represents intersegment revenue

(2) Represents corporate expenses (including legal, regulatory, accounting, information services, human resource management, financing, investment banking, strategic partnering related activities and FCC auction related costs) not allocated to the segments


     A reconciliation of total segment EBITDA to consolidated net loss for the three and six months ended June 30, 1999 and 1998 is as follows (unaudited, in thousands):

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                               1999           1998           1999           1998
                                                          --------------  -------------  -------------  ------------

Total EBITDA for reportable segments                          $ (68,204)     $ (80,925)     $(142,185)    $(150,800)
Depreciation and amortization                                   (47,605)       (31,636)       (93,467)      (51,515)
Equity in losses of joint ventures                                 (421)        (2,175)        (3,006)       (4,198)
Interest income                                                   2,096          5,623          4,419         7,214
Interest expense                                                (64,902)       (57,543)      (126,490)      (92,232)
Other income, net                                                   208         (2,580)           405        (2,490)
Extraordinary loss on return of C-block licenses                      -        (11,115)             -       (11,115)
Accretion of 7% Cumulative Convertible Preferred Stock           (5,229)        (3,486)       (10,459)       (3,486)
                                                              ---------      ---------      ---------     ---------

     Net loss attributable to common stockholders             $(184,057)     $(183,837)     $(370,783)    $(308,622)
                                                              =========      =========      =========     =========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Reconciling items from segment total assets to consolidated total assets at June 30, 1999 (unaudited) and December 31, 1998 are as follows (in thousands):

                                               1999       1998
                                             ---------  ---------
Corporate cash and short term investments     $207,337   $232,187
Unallocated corporate assets                    31,074     20,266
                                              --------   --------
        Total reconciling assets              $238,411   $252,453
                                              ========   ========


8. SUBSEQUENT EVENTS:

     On August 3, 1999, Omnipoint Technologies, Inc. ("OTI") and the Siemens Information and Communication Networks, Inc. ("Siemens") announced the formation of a joint venture to develop wireless IP-based solutions to integrate mobile radio and Internet technology. In anticipation of the transaction, OTI contributed the assets and liabilities of its Wireless IP Networks division into a wholly-owned subsidiary, Omnipoint Technologies III, Inc. ("OTI3"). On August 2, 1999, Siemens and OTI executed a Stock Purchase Agreement, whereby Siemens purchased a majority interest of the outstanding stock of OTI3 for $40.5 million. In connection with the joint venture and sale of stock, Siemens extended a demand loan to OTI in the amount of $4.5 million, collateralized by the remaining shares in OTI3 owned by OTI.

     On July 16, 1999, the Company entered into a credit facility with Nortel to provide up to $100 million for financing purchases of equipment and services from Nortel for expansion of the Company's wireless communications network in New York and other markets. This credit facility ranks pari passu with the Institutional OCI Financing Agreements and the Siemens Credit Facility.

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

     The Company provides wireless PCS services and equipment based on the Global System for Mobile Communications ("GSM") standard. According to wireless industry sources, this standard has been implemented by carriers in over 130 countries worldwide and is used by over 170 million subscribers. GSM subscribers are estimated to account for approximately 50% of worldwide wireless subscribers and approximately 60% of wireless subscribers outside the United States. Omnipoint's licenses, including those won in the recently completed FCC re-auction, cover approximately 100 million non-overlapping POPS in the United States.

     Since 1996, the Company has aggressively built out its licenses and currently covers and markets to over 46 million POPs, including all major markets in the northeastern United States from Boston to Delaware, as well as southern Florida from Palm Beach to Key West, and certain Midwest markets, which include the greater Detroit, Indianapolis, and Wichita markets. The Company also provides service in the Harrisburg, York, and Lancaster, Pennsylvania markets through a joint venture with D&E Communications ("PCS One"). Omnipoint intends to continue its aggressive build-out through both wholly-owned affiliates and joint ventures. Additionally, the Company offers out of network roaming both in over 3,600 North American cities (including Canada), through roaming agreements with members of the North American GSM Alliance, and worldwide, through active roaming agreements with 100 carriers in 53 countries.

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

     The Company had approximately 594,000 subscribers at the end of June 1999, including approximately 15,000 proportionate subscribers from its joint venture in Pennsylvania. A significant portion of the Company's subscribers are users of the Company's prepaid service. The Company utilizes multiple distribution channels through which its services are sold and intends to continue this strategy as new markets are opened. The Company had increased its number of distribution outlets during the quarter and had over 5,000 distribution outlets as of June 30, 1999.

     The Company through its Omnipoint Technologies, Inc. ("OTI") subsidiary, is also a leading developer and supplier of wireless communication technologies, products and engineering services. OTI, with an ongoing staff of more than 120 people (adjusted for the employees transferred as a result of the joint venture with Siemens Information and Communications Networks, Inc. ("Siemens")), will continue to operate its other business divisions independently of the new joint venture. Other OTI technology businesses include the PCS Infrastructure Products division, which develops base station equipment for wireless E911 and other location-based services for GSM infrastructure providers, and the Wireless Solutions Division, which provides GSM-based solutions such as the Redhawk GSM data terminal unit and the Eagle OEM module which are used to intergrate GSM solutions directly into wireless applications such as telematics and telemetry. OTI is also working on next-generation wireless products and systems including GPRS (General Packet Radio Systems) wireless packet systems.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-

RESULTS OF OPERATIONS

Revenues:

     Total consolidated revenues for the three months ended June 30, 1999 were $89.7 million, as compared to revenues of $42.2 million for June 30, 1998, an increase of $47.5 million, or 112.5%. Year-to-date revenues increased $83.1 million, or 108.9% to $159.3 million compared to revenues of $76.3 million for the six months ended June 30, 1998.

PCS Services

     Net PCS services revenues for the three months ended June 30, 1999 were $75.4 million, as compared to $34.8 million for the three months ended June 30, 1998, an increase of $40.6 million, or 116.7%. Year-to-date net PCS services revenues increased by $67.2 million or 106.7% to $130.2 million compared to revenues of $63.0 million for the six months ended June 30, 1998. The increase in service revenues was due to the increase in the number of subscribers related to increased penetration in the Company's existing markets, as well as, expansion into Michigan and Indiana, partially offset by a decrease in average revenue per subscriber. As a result of the increase in the number of subscribers and distribution outlets, handset and accessories revenues for the quarter ended June 30, 1999 were $14.0 million, as compared to $5.6 million for the quarter ended June 30, 1998, an increase of $8.4 million, or 150.6%. Handset and accessories revenues for the six months ended June 30, 1999 were $26.8 million, an increase of $16.1 million, or 150.6% from the first half of 1998. The larger customer base resulted from the launches of the New England and Florida markets in March 1998 and the Michigan and Indiana markets in December 1998, as well as expansion of the Company's New York and Philadelphia markets.

PCS Technology

     PCS Technology revenues were $0.3 million during the quarter ended June 30, 1999, as compared to revenues of $1.8 million for the quarter ended June 30, 1998. PCS Technology revenues for the six months ended June 30, 1999 were $2.3 million compared to $2.5 million over the same period in 1998. The Company is a party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.

Cost of Sales:

     Total cost of service revenues and operations, handset and accessories revenues and engineering services for the quarter ended June 30, 1999 were $75.5 million, as compared to $61.0 million for the quarter ended June 30, 1998, an increase of $14.5 million, or 23.8%. Year-to-date cost of service revenues and operations, handset and accessories revenues and engineering services were $152.0 million, as compared to $115.0 million for the six months ended June 30, 1998, an increase of $37.0 million or 32.2%.

PCS Services

     Cost of service revenues and operations were $36.9 million for the quarter ended June 30, 1999, as compared to $36.8 million for the quarter ended June 30, 1998. This includes cost of service revenues of $26.7 million, which includes network site rentals, intercarrier and interconnect costs, and other network operating expenses. As a result of service revenues increasing at a rate greater than cost of service revenues and operations, gross margin improved to 51.0% from 34.6% in the first quarter of 1999. The remaining cost of operations of $10.2 million includes salaries, maintenance and other indirect costs of operating the network. During the second quarter, the Company's managed customer base grew by approximately 113,000 subscribers to 579,000 subscribers, or approximately 24%.

     Cost of handset and accessories revenues for the quarter ended June 30, 1999 were $38.4 million, as compared to $23.3 million for the quarter ended June 30, 1998, an increase of $15.0 million, or 64.5%. Handsets and accessories costs increased as a result of strong growth in customer additions as well as distribution channel stocking related to the increase in distribution outlets during the quarter.

PCS Technology

     Engineering services total cost of sales were $0.2 million and $0.8 million
for quarters ended June 30, 1999 and 1998, respectively.   Year-to-date
engineering services total cost of sales were $1.7 million in 1999 and $2.4 million in 1998 a decrease of $0.7 million, or 28.6%.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 -CONTINUED-


Direct Expenses:

     Research and development expenses in the PCS Technology segment for the first half of 1999 were mostly reimbursed by third parties as compared to $9.4 million for the first half of 1998. The Company had completed its work on the PCS Fixed Access System in 1998. In 1999, the Company has entered into several joint developmental arrangements that fund portions of the Company's research and development efforts.

     General and administrative costs include costs such as legal fees, patents, regulatory costs, merger related costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefits costs other than those classified as research and development, those related to the cost of service, and those related to selling.

     Selling costs include all marketing, advertising, promotion, telemarketing, market research, all indirect and direct distribution channels, but excludes costs of handsets and accessories.

     Sales, general and administrative costs for the second quarter of 1999 were $82.2 million, as compared to $57.1 million for the second quarter of 1998, an increase of $25.2 million, or 44.1 %. This increase was primarily driven by increases in operating costs, customer care expenses and selling costs due to the increase in customers. Customer care expenses increased as a result of the 132% increase in ending managed subscribers from 250,000 in June 1998 to 579,000 in June 1999, and the related expansion of the Company's customer care facilities during the third quarter of 1998. The increased selling costs were due to the near doubling of net managed subscriber additions over the same quarter in 1998, and increased sales and marketing headcount related expenses due to market launches in December 1998 in Michigan and Indiana.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $68.2 million for the second quarter of 1999, a $5.8 million, or 7.8% improvement from the first quarter of 1999, and a $12.7 million, or 15.7%
improvement from the second quarter of 1998.   Approximately $59.4 million of
the second quarter of 1999 EBITDA loss was attributable to the Company's PCS Services, which is an $11.6 million or a 16.4% improvement over the first quarter of 1999 and a $9.3 million or a 13.5% improvement over the second quarter of 1998.

Other Expenses and Income:

     Depreciation and amortization expenses for the second quarter of 1999 were $47.6 million, as compared to $31.6 million for the second quarter of 1998, an increase of approximately $16.0 million, or 50.5%. The increase in depreciation expense was related to network infrastructure equipment placed into service as a result of the Company's continued expansion of coverage in its existing markets as well as services launched in new markets during 1998. The growth in amortization expense was primarily due to amortization of FCC licenses associated with the markets placed into commercial service.

     As a result of the revenues and operating costs and expenses discussed above, the Company's loss from operations for the second quarter of 1999 was $115.8 million, as compared to $112.6 million for the second quarter of 1998, an increase of $3.2 million, or 2.9%, but a $4.0 million decrease, or 3.4% improvement from the first quarter of 1999.

     Equity in losses from joint ventures for the second quarter of 1999 was $0.4 million, as compared to $2.2 million in the second quarter of 1998. The Company expects to incur additional losses as a result of its equity ownership interest in the PCS One joint venture.

     Interest income for the second quarter of 1999 was $2.1 million, as compared to $5.6 million for the second quarter of 1998, a decrease of $3.5 million, or 62.7%. The decrease was due to decreased average investment holdings and related interest thereon from the Company's financing activities.

     Interest expense for the second quarter of 1999 was $64.9 million, as compared to $57.5 million for the second quarter of 1998, an increase of $7.4 million, or 12.8%. The increase was due to the increased amounts outstanding from loans payable under financing agreements and senior notes and $1.9 million of additional interest on the 14% Senior Notes prior to the strategic equity issuance and cessation of capitalization of interest during construction of the network, partially offset by a reduction in FCC obligations.

     Net loss after accretion of 7% Cumulative Convertible Preferred Stock for the second quarter of 1999 was $184.1 million, as compared to $183.8 million for the second quarter of 1998.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  -CONTINUED-



LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents and short-term investments of $240.4 million as of June 30, 1999, compared to $238.3 million as of December 31, 1998. Of this balance, cash and cash equivalents of $214.6 million increased by $19.9 million from December 31, 1998. This increase was primarily due to $305.2 million of cash provided from financing activities, partially offset by $176.1 million of cash used in operating activities and $109.3 million of cash used in investing activities. As of June 30, 1999, the Company had negative working capital of approximately $78.0 million. The Company expects operating losses and working capital deficits to continue as the Company continues to grow its PCS operations. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy.

     Operations of the Company for the quarter and six months ended June 30, 1999 have been principally financed through proceeds from the issuance of preferred stock related to the merger, advances from various financing agreements, payments from subscribers and working capital management.

     The cash provided from financing activities included net proceeds of $201.4 million from the issuance of Series A Non-Voting Convertible Preferred Stock related to the merger, $125 million of funding by Siemens and Northern Telecom, Inc. ("Nortel") via their participation in the Institutional OCI Financing Agreement, and $41.5 million of proceeds from vendor financings for working capital and purchases of network fixed assets. These amounts were partially offset by principal repayments associated with the Company's FCC and related obligations and financings.

     Cash used in operating activities resulted from the Company's operations and expenses related to its core PCS networks as well as interest expense on its various borrowings. The Company incurred increased network operating costs due to the growth in the number of subscribers and the related network usage.

     Cash used in investing activities related to the purchase of fixed assets of $75.4 million to support the Company's continuing expansion and the FCC license payments of $20.3 million in connection with the FCC's Auction 22.

     The Company anticipates that its future revenue growth will outpace the percentage growth in operating costs and expenses (exclusive of depreciation and amortization). In the second quarter of 1999, the number of managed subscribers grew by approximately 113,000, which is expected to decrease the cash requirement that would otherwise be used in operations during the rest of the year. The Company plans to reduce customer acquisition cost per subscriber and improve its economies of scale in its network operating costs relative to 1998. The Company also anticipates decreasing its level of 1999 (as compared to 1998) capital expenditures to approximately $250 million, almost all of which will be financed through vendors. The Company has future purchase commitments, which it plans to finance pursuant to available financing agreements with related vendors.

     The Company also believes that access to capital during 1999 and future periods is necessary to build out its networks. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. On June 23, 1999, the Company entered into a Purchase Agreement with VoiceStream and Hutchison providing for gross proceeds from the issuance of Non-Voting Convertible Preferred Stock. On June 24, 1999, the Company received $205 million from VoiceStream and Hutchison and will receive an additional $95 million from them no later than on October 1, 1999 subject to certain conditions. Additionally, the Company has available cumulative financing commitments of $300 million. The Company, if necessary, may seek additional financing from the remaining availability under the Institutional OCI Financing Agreement, prior vendor commitments and arrangements, along with other incremental actions. Other incremental actions, if necessary, may include the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and the raising of additional debt. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements.

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

     The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from the consummation of the merger, a mix of strategic partnering arrangements or public offerings and private placements of debt or equity securities or both. There can be no assurance, however, that the Company will obtain additional funding to fund its operations and capital expenditures. To the extent that the buildout of the networks is faster than expected, the costs are greater than anticipated or the Company takes advantage of other opportunities, including those that may arise through current and future FCC actions, the Company may require additional funding to implement its business strategy.

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

     The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers. The Y2K compliance team created a five-stage process for becoming Y2K compliant. The five process stages are (1) compiling a complete inventory of all date sensitive technology equipment; (2) prioritizing systems affected based on estimated time to compliance, as well as vendor and maintenance schedules; (3) performing modification to affected systems; (4) completing testing of modified systems; and (5) implementing modified systems. The Company has generally completed the inventory and assessment of its date sensitive technology equipment, and is in various stages of modifying and testing a number of the systems.

     Embedded Technology and Infrastructure Equipment. The embedded technology and infrastructure equipment area of concern consists primarily of the hardware portion of the switching platforms and network surveillance equipment. Much of this equipment, specifically the switching platforms, is purchased from third party vendors and has maintenance contracts. The maintenance contracts include regular software and hardware upgrades that should automatically bring the equipment into Y2K compliance. The Company is dependent on those third parties to assess the impact of the Y2K problem on the technology they have supplied and to take any necessary corrective action. All corrective action taken by these third parties is covered under maintenance contracts and would be part of regularly scheduled maintenance. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by October 31, 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant.

     Non-embedded Technology Equipment. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. The Company has prioritized the systems that are not Y2K compliant and is in the process of upgrading or replacing non-compliant systems. All business-critical non-embedded technology systems are scheduled to be Y2K compliant by October 31, 1999.

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

     Costs. Total costs incurred to date specifically associated with becoming Y2K compliant have been less than $1 million. The total specific costs of becoming Y2K compliant are estimated to be approximately $2.8 million. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade which have not been included in this estimate are approximately $10.6 million. These costs are considered by the Company to be a normal expense. The portions of these costs that relate specifically to Y2K compliance are included in the Y2K estimates if they can be separately identified.

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

                          Part II -- Other Information


ITEM 1:   LEGAL PROCEEDINGS

          The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company held its Annual Meeting of Stockholder on May 27,
          1999.
          (b) At the Annual Meeting of Stockholders, all members of the Company's Board of Directors, which include Douglas G. Smith, George
          F. Schmitt, Richard L. Fields, Evelyn Goldfine, Arjun Gupta, James N. Perry, Jr. and James J. Ross (together, the "Nominees") were elected to serve until the next annual meeting of stockholders and until their respective successors have been elected or appointed.
          (c) The following matters were voted upon at the May 1999 Annual Meeting of Stockholders: (i) All Nominees were elected as directors to serve until the next annual meeting of stockholders and until their respective successors have been elected and duly qualified, with over 95% of the voting shares cast for each of the Nominees; (ii) an amendment to increase the number of shares issuable under the Company's 1996 Employee Stock Purchase Plan was approved by over 98% of the voting shares (Votes for: 44,066,191; votes against: 413,778; votes abstained: 189,699); and (iii) the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors was ratified by over 99% of the voting shares (Votes for: 44,577,329; votes against: 49,232; votes abstained: 43,107).


ITEM 5:   OTHER INFORMATION

          None


ITEM 6:   EXHIBITS AND REPORTS ON FORM 10-Q

(a) EXHIBITS

          27.1  Financial Data Schedule


(b) REPORTS ON FORM 8-K

          On July 2, 1999, a Form 8-K (Items 5 and 7) was filed relating to (a) the Reorganization Agreement by and among the Company, VoiceStream and VHS, dated June 23, 1999, and (b) the Purchase Agreement by and among the Company, VoiceStream and Hutchison, dated June 23, 1999.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OMNIPOINT CORPORATION

Date: August 16, 1999
                                    /s/ Harry Plonskier
                                    -------------------

                                    Treasurer and Chief Accounting Officer