Form 10-Q
period 1999-09-30
OMNIPOINT CORP \DE\
filed 1999-11-15
CIK 1002532

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




FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER: 0-27442



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

   Shares of common stock outstanding as of November 9, 1999 were 53,938,288.

                                   Form 10-Q

                    Omnipoint Corporation and Subsidiaries

                               Table of Contents

                                                                              Page No.
                                                                              --------
Part I.  FINANCIAL INFORMATION (Unaudited):
         Condensed Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                                 2

         Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 1999 and
          September 30, 1998                                                       3

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and September 30, 1998             4

         Condensed Consolidated Statements of Stockholders' Equity (Deficit) -
          Nine Months Ended September 30, 1999                                     5

         Notes to Condensed Consolidated Financial Statements                      6

         Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                 11

Part II. OTHER INFORMATION AND SIGNATURE                                          18

                        PART I.  FINANCIAL INFORMATION


                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                   September 30,     December 31,
                                                                                                       1999             1998
                                                                                                    (unaudited)
                                                                                                   ------------------------------
                                        ASSETS

Current assets:
 Cash and cash equivalents                                                                           $   251,302      $   194,732
 Short term investments                                                                                  117,889           43,571
 Accounts receivable, net of allowances of $19,849 and $12,094 as of
  September 30, 1999 and December 31, 1998, respectively                                                  64,089           38,065
 Inventory                                                                                                49,593           29,729
 Prepaid expenses and other current assets                                                                15,540           22,057
                                                                                                   ------------------------------
   Total current assets                                                                                  498,413          328,154

Fixed assets, at cost
 Network infrastructure equipment in-service                                                           1,048,786          907,649
 Construction in progress                                                                                187,096          163,410
 Other fixed assets                                                                                      115,444          110,473
 Accumulated depreciation                                                                               (269,251)        (150,357)
                                                                                                   ------------------------------
   Fixed assets, net                                                                                   1,082,075        1,031,175

FCC licensing costs, net of accumulated amortization of $54,752 and
 $42,824 as of September 30, 1999 and December 31, 1998, respectively                                    647,105          645,408
Deferred financing costs and other intangible assets, net of accumulated amortization
 of $12,128 and $7,455 as of September 30, 1999 and December 31, 1998, respectively                       51,106           44,959
Investments in affiliates and joint ventures                                                                 999            3,506
FCC deposits                                                                                               6,197               --
Other long term assets                                                                                    26,492           13,402
                                                                                                   ------------------------------
    Total assets                                                                                     $ 2,312,387      $ 2,066,604
                                                                                                   ==============================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses                                                               $   228,776      $   182,941
 Accrued interest payable                                                                                 34,919           48,313
 FCC license obligations                                                                                 126,152          116,076
 Loans payable under financing agreements                                                                 15,420           13,731
 Deferred revenue and other current liabilities                                                           13,428            8,393
                                                                                                   ------------------------------
   Total current liabilities                                                                             418,695          369,454

Deferred revenue and other credits                                                                         6,549               --
Loans payable under financing agreements                                                               1,658,928        1,350,613
Senior notes                                                                                             812,934          603,896
FCC license obligations                                                                                  237,837          328,661

Commitments and contingencies

Stockholders' equity (deficit):
 7% Cumulative Convertible Preferred Stock, par value $0.01 per share;
  10,000,000 shares authorized, 325,000 shares issued and outstanding
  as of September 30, 1999 and December 31, 1998                                                         291,880          276,191
 Series A Non-Voting Convertible Preferred Stock, par value $0.01 per share; 12,500
  shares authorized, 10,521 shares issued and outstanding as of September 30, 1999                       252,504               --
 Common stock, par value, $0.01 per share; 200,000,000 shares authorized,
  53,758,507 and 53,082,360 shares issued and outstanding as of
  September 30, 1999 and December 31, 1998, respectively                                                     537              531
 Additional paid-in capital                                                                              310,816          315,762
 Accumulated deficit                                                                                  (1,665,786)      (1,171,220)
 Unearned compensation and notes receivable                                                              (12,507)          (7,284)
                                                                                                   ------------------------------
   Total stockholders' equity (deficit)                                                                 (822,556)        (586,020)
                                                                                                   ------------------------------
    Total liabilities and stockholders' equity (deficit)                                             $ 2,312,387      $ 2,066,604
                                                                                                   ==============================

           See Notes to Condensed Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)


                                                                          Three Months Ended           Nine Months Ended
                                                                            September 30,                   September 30,
                                                                    ----------------------------   -----------------------------
                                                                         1999           1998           1999             1998
                                                                    -------------  -------------   ------------   --------------
Revenues:
     Service revenues, net                                             $  95,847      $  35,043      $ 226,061         $  98,042
     Handset and accessories revenues, net                                13,757          6,409         40,595            17,119
     License fees and engineering services                                   255            703          2,521             3,251
                                                                    -------------  -------------   ------------   --------------
          Total revenues                                                 109,859         42,155        269,177           118,412

Operating costs and expenses:
     Cost of service revenues and operations                              37,885         29,372        110,712            89,589
     Cost of handset and accessories revenues                             36,781         17,012        114,286            69,401
     Cost of engineering services                                            145            460          1,831             2,818
     Research and development, net                                         1,848          4,327          2,019            13,724
     Sales, general and administrative                                    90,543         69,868        239,857           172,563
     Depreciation and amortization                                        49,894         33,654        143,360            85,169
                                                                    -------------  -------------   ------------   --------------
          Total operating costs and expenses                             217,096        154,693        612,065           433,264

Loss from operations                                                    (107,237)      (112,538)      (342,888)         (314,852)

Other income (expense):
     Equity in losses of joint ventures                                   (1,711)        (2,350)        (4,718)           (6,547)
     Interest income                                                       3,429          2,113          7,848             9,327
     Interest expense                                                    (66,149)       (44,428)      (192,639)         (136,660)
     Gain on sale of subsidiary stock                                     37,120             --         37,120                --
     Other income (expense), net                                             306            170            711            (2,320)
                                                                    -------------  -------------   ------------   --------------

          Loss before extraordinary item                                (134,242)      (157,033)      (494,566)         (451,052)

Extraordinary loss on return of C Block licenses                              --             --             --           (11,115)
                                                                    -------------  -------------   ------------   --------------

          Net loss                                                     $(134,242)     $(157,033)     $(494,566)        $(462,167)

Accretion of 7% Cumulative Convertible Preferred Stock                    (5,230)        (5,230)       (15,688)           (8,716)
                                                                    -------------  -------------   ------------   --------------

  Net loss attributable to common stockholders                         $(139,472)     $(162,263)     $(510,254)        $(470,883)
                                                                    =============  =============   ============   ==============


Basic and diluted loss per common share:
Loss per common share before extraordinary item                        $   (2.60)     $   (3.08)     $   (9.57)        $   (8.75)
Loss per common share on extraordinary item                                   --             --             --             (0.21)
                                                                    -------------  -------------   ------------   --------------
Net loss per common share - basic and diluted                          $   (2.60)     $   (3.08)     $   (9.57)        $   (8.96)
                                                                    =============  =============   ============   ==============

Weighted average common shares outstanding - basic and diluted            53,590         52,747         53,308            52,571
                                                                    =============  =============   ============   ==============


           See Notes to Condensed Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             ---------------------------
                                                                                                  1999           1998
                                                                                             -------------  ------------
Cash flows used in operating activities:
     Net loss                                                                                   $(494,566)     $(462,167)
     Extraordinary loss on return of C Block licenses                                                  --         11,115
     Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of subsidiary stock                                                        (37,120)            --
          Depreciation and amortization                                                           143,360         85,169
          Accrued interest and payment of in kind interest on financing agreements                 14,126         (4,559)
          Losses on investments in joint ventures                                                   3,006          6,547
          Interest income associated with restricted cash                                              --         (1,084)
          (Purchases)/Sales of trading securities, net                                            (74,319)        14,742
          Interest expense associated with amortization of discount, premium and issuance
           costs                                                                                    6,305             --
          Other                                                                                     2,503          1,655
     Changes in operating accounts:
          Accounts receivable, net                                                                (26,048)       (15,096)
          Prepaid expenses and other assets                                                         7,390        (15,889)
          Inventory                                                                               (19,864)         5,310
          Accounts payable and accrued expenses                                                    47,011         29,444
          Deferred revenue and other liabilities                                                    9,182          2,317
                                                                                             -------------  ------------
Net cash used in operating activities                                                            (419,034)      (342,496)

Cash flows used in investing activities:
     Purchase of fixed assets                                                                    (143,848)      (326,410)
     Purchase of FCC licenses                                                                     (14,086)       (13,000)
     Return of FCC licenses                                                                            --         31,094
     Capitalized interest on C and F Block licenses                                                    --         (6,285)
     Proceeds from held to maturity investments and restricted cash                                    --         52,314
     Investment in joint ventures                                                                     461         (9,497)
     Deferred revenue and other credits                                                             3,976             --
     Proceeds from sale and advances of subsidiaries stock                                         52,092             --
     Other long term assets                                                                       (13,967)            --
     FCC deposit                                                                                   (6,197)            --
                                                                                             -------------  ------------
Net cash used in investing activities                                                            (121,569)      (271,784)

Cash flows from financing activities:
     Proceeds from issuance of 7% Convertible Preferred Stock, net                                     --        252,222
     Proceeds from issuance of Series A Non-Voting Convertible Preferred Stock, net               248,510             --
     Proceeds from issuance of common stock                                                         7,017          2,977
     Proceeds from vendor financing agreements                                                     90,760        109,534
     Payment of vendor financing agreements                                                        (1,732)       (14,484)
     Payment on FCC licenses obligation                                                           (83,836)       (52,508)
     Payment of deferred financing costs                                                           (7,110)       (19,937)
     Proceeds from OCI financing arrangements                                                     149,850        425,000
     Payments on OCI financing arrangements                                                        (5,625)        (3,750)
     Proceeds from issuance of 11 1/2% Senior Notes, net                                          199,375             --
     Other                                                                                            (36)           (46)
                                                                                             -------------  ------------
Net cash provided by financing activities                                                         597,173        699,008

Net increase in cash and cash equivalents                                                          56,570         84,728
Cash and cash equivalents at beginning of the period                                              194,732         63,581
                                                                                             -------------  ------------

Cash and cash equivalents at end of period                                                       $251,302       $148,309
                                                                                             =============  ============

Non-cash investing and financing activities:
     Purchases of Urban Wireless' customer base                                                  $     --       $  4,232
     Purchases of network fixed assets with vendor financing                                       49,480        121,016
     Refinancing of interim credit facility                                                            --        350,000
     Proceeds from financing agreement used to pay origination fee                                   3,710            --

           See Notes to Condensed Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For The Nine Months Ended September 30, 1999
                 (Unaudited, in thousands, except share data)


                                                              7% Cumulative  Series A                    Unearned         Total
                                                  Additional   Convertible  Non-Voting                 Compensation   Stockholders'
                                  Common Stock      Paid-In     Preferred   Preferred    Accumulated     and Notes        Equity
                                Shares    Amount    Capital       Stock       Stock        Deficit      Receivable      (Deficit)
                            -------------------------------------------------------------------------------------------------------

  Balance, December 31, 1998  53,082,360    $531    $315,762       $276,191   $     --   $(1,171,220)      $ (7,284)      $(586,020)
  Exercise of stock options      450,771       4       4,603             --         --            --             --           4,607
  Sale of common stock under
    Employee Stock
    Purchase Plan                102,099       1         867             --         --            --             --             868
  Issuance of options in
    form of advanced
    compensation                      --      --       9,921             --         --            --         (9,921)             --
  Issuance of common stock
    for employee 401(k)
    matching                     123,277       1       1,540             --         --            --             --           1,541
  Issuance of Series A
    Non-Voting Preferred Stock        --      --      (3,994)            --    252,504            --             --         248,510
  Accretion of 7% Cumulative
    Convertible Preferred Stock       --      --     (15,688)        15,688         --            --             --              --

  Amortization of unearned
    compensation                      --      --          --             --         --            --          2,753           2,753
  Cancellation of unearned
    compensation                      --      --      (2,195)            --         --            --          2,051            (144)

  Interest on employee notes
    receivable                        --      --          --             --         --            --           (106)           (106)

  Net loss                            --      --          --             --         --      (494,566)            --        (494,566)

                            -------------------------------------------------------------------------------------------------------

  Balance,
    September 30, 1999        53,758,507    $537    $310,816       $291,880   $252,504   $(1,665,786)      $(12,507)      $(822,556)

                            =======================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     The accompanying condensed consolidated financial statements of Omnipoint Corporation and subsidiaries (the "Company" or "Omnipoint") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended and cash flows for the nine months ended September 30, 1999 and September 30, 1998, and stockholders' equity (deficit) for the nine months ended September 30, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal or short-term variations.

     Certain prior period amounts have been reclassified to conform to current presentation.


2.   MERGER:

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

     In connection with the execution of the Reorganization Agreement, the Company entered into an agreement (the "Purchase Agreement") with VoiceStream and Hutchison Telecommunications PCS (USA) Limited, a British Virgin Islands company ("Hutchison") on June 23, 1999. The Purchase Agreement provided for the sale to VoiceStream and Hutchison of a total of $300 million of the Company's Series A Non-Voting Convertible Preferred Stock (the "Non-Voting Preferred Stock"). On June 24, 1999, the Company sold 4,271 shares of its Non-Voting Preferred Stock to each of VoiceStream and Hutchison for an aggregate purchase price of approximately $205 million. The Purchase Agreement provided for the remaining $95 million to be invested by VoiceStream and Hutchison in exchange for additional shares of the Company's Non-Voting Preferred Stock. The Company received the remaining portion of this investment from Hutchison and VoiceStream on September 30, 1999 and October 1, 1999, respectively. Each investor purchased an additional 1,979 shares of the Non-Voting Preferred Stock for an aggregate purchase price of approximately $95 million, which is convertible at the option of these investors into shares of Omnipoint common stock at a price of $24.00 per share.


3.   LOSS PER COMMON SHARE:

     The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128, "Earnings per Share," ("SFAS 128"). Since the Company is in a loss position, both basic and diluted earnings per share are the same amount. Options and warrants to purchase 9,893,355 and 9,279,989 shares of common stock outstanding as of September 30, 1999 and 1998, respectively, have been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 shares of 7% Cumulative Convertible Preferred Stock (convertible into 10,445,123 shares of common stock) and Series A Non-Voting

Preferred Stock (convertible into 10,521,000 shares of common stock) have also been excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.


4.   INVENTORY:

     Inventory consists of the following (in thousands):

                                                  September 30,   December 31,
                                                       1999           1998
                                                   (unaudited)

                  GSM Handsets                       $43,692        $25,596
                  Accessories and SIM Cards            5,901          4,133
                                                     -------        -------

                                                     $49,593        $29,729
                                                     =======        =======

5.   FCC LICENSE RE-AUCTION:

     In March 1999, the Company, through a wholly owned subsidiary, made a $41 million deposit with the FCC to participate in the FCC's Auction 22. This deposit was partially financed by a transaction with a financial institution. The auction commenced on March 23, 1999 and ended on April 15, 1999. At the conclusion of the auction, the Company was the high bidder on 34 PCS licenses that covered a total of 18.9 million POPs at a cost of $45.1 million, or $2.39 per POP.

     In May 1999, the Company made a payment of $9.0 million utilizing the $41 million deposit with the FCC. The remaining amount of the deposit was refunded to the Company and the financing was paid off in full. In June 1999, the Company made a payment of $11.3 million for 23 licenses. The deposit for the remaining 11 licenses of $6.2 million is reflected as FCC deposits at September 30, 1999 pending their issuance. In October 1999, the Company paid the $24.8 million balance due for the remaining 11 licenses, and the licenses were issued.


6.   JOINT VENTURE INTERESTS:

     On August 3, 1999, Omnipoint Technologies, Inc. ("OTI") and the Siemens Information and Communication Networks Group ("Siemens") announced the formation of a joint venture to develop wireless IP-based solutions to integrate mobile radio and Internet technology. In anticipation of this transaction, OTI contributed the assets and liabilities of its Wireless IP Networks division into a wholly owned subsidiary, Omnipoint Technologies III, Inc. ("OTI3"). On August 2, 1999, Siemens and OTI executed a Stock Purchase Agreement, whereby Siemens purchased a majority interest of the outstanding stock of OTI3 for $40.5 million. In connection with the joint venture and sale of stock, Siemens extended a demand loan to OTI in the amount of $4.5 million, collateralized by the remaining shares in OTI3 owned by OTI. Omnipoint recorded a gain of $37.1 million related to this transaction.


7.   SENIOR NOTE OFFERING:

     On September 23, 1999, Omnipoint Corporation ("Omnipoint") completed the private placement of $205 million in aggregate principal amount of its 11 1/2% Senior Notes due 2009 (the "11 1/2% Senior Notes"). The 11 1/2% Senior Notes were issued at par. Omnipoint received net proceeds of $197.85 million, net of offering expenses, which it intends to use for the buildout and operation of its PCS networks and for the acquisition of licenses, systems, networks and network operators. The 11 1/2% Senior Notes were sold under Rule 144A of the Securities Act of 1933, as amended and Regulation S promulgated thereunder. The 11 1/2% Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements thereunder. Interest on the Notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2000. On or after September 15, 2004, Omnipoint may redeem the 11 1/2% Senior Notes, in whole or in part, at redemption prices declining over time from 105.75% to 100%, plus accrued and unpaid interest and liquidated damages as defined in the Indenture, if any, to the date of redemption. In addition, at any time prior to September 15, 2002, Omnipoint may redeem up to 35% of the 11 1/2% Senior Notes originally outstanding at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the net proceeds of certain equity offerings as defined in the Indenture. Upon the occurrence of a change of control, other than the Merger, Omnipoint may be required to offer to repurchase the outstanding 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

8.   FINANCING AGREEMENTS:

     On March 30, 1999, the Company entered into an arrangement with Siemens for financing of up to $200 million (the "Siemens Arrangement"). The Siemens Arrangement includes $100 million that was funded on March 31, 1999 for general corporate purposes, and $100 million of financing on equipment and services for expansion of the Company's wireless communications network in New York and other markets pursuant to a separate credit agreement ("Siemens Credit Facility"). The principal amount on the Siemens Credit Facility is payable in twenty consecutive equal quarterly installments beginning in 2003, with the final payment due on March 31, 2008. Interest on the Siemens Credit Facility is payable quarterly at varying interest rates at a base rate or LIBOR plus a set margin, at the Company's election. The Siemens Credit Facility ranks pari passu with the Institutional OCI Financing Agreements and is collateralized by the same collateral serving the Institutional OCI Financing Agreements. At September 30, 1999, $25.7 million was outstanding on the Siemens Credit Facility.

     In addition, Nortel Networks, Inc., formerly known as Northern Telecom, Inc., ("Nortel") expanded its financing to the Company by up to $50 million, of which $25 million was funded on March 31, 1999 and $25 million was funded on August 12, 1999 for general corporate purposes.

     The Nortel and Siemens $150 million financing for general corporate purposes was obtained by their participation in the Institutional OCI Financing Agreements.

     On July 16, 1999, Omnipoint Communications Inc. ("OCI"), entered into a credit facility with Nortel, under which Nortel agreed to provide up to $100 million for financing purchases of equipment and services from Nortel for expansion of OCI's wireless communications network in New York and other markets. On August 4, 1999, an initial $25 million of this credit facility was funded. This credit facility ranks pari passu with the Institutional OCI Financing Agreements and the Siemens Vendor Credit Facility.


9.   SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK:

     On June 24, 1999, the Company issued Series A Non-Voting Convertible Preferred Stock, par value $.01 per share, for gross proceeds of $205 million. Hutchison and VoiceStream together purchased an additional 3,958 shares of the Non-Voting Preferred Stock on September 30, 1999 and October 1, 1999, respectively, for an aggregate purchase price of $95 million. The Company authorized 12,500 shares of which 10,521 shares are issued and outstanding as of September 30, 1999. All or any portion of the outstanding shares of Series A Non-Voting Convertible Preferred Stock may be converted at any time into common stock at the option of VoiceStream or Hutchison at a conversion price of $24.00 per common share, subject to adjustment as defined in the agreement. The Liquidation Preference of this preferred stock is $24,000 per preferred share, which represents the issuance price at June 24, 1999.


10.  SEGMENT INFORMATION:

     In 1998, the Company adopted Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The prior year's quarterly segment information has been restated to present the Company's two reportable segments, which are as follows:

     PCS Services-provides digital wireless services in several markets in the United States

     PCS Technology-developer and supplier of wireless communication technologies, products and engineering services

     Segment data includes intersegment revenues, as well as a partial charge for corporate headquarters costs to its PCS services segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). However, most of the corporate headquarters costs including, but not limited to, costs related to strategic partnering, legal, accounting, consulting, human resources, auction-related etc., have not been allocated to the segments.

     The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer different products and services. The Company's PCS Services regions have been aggregated into the PCS services segment.

     The table below presents information about reported segments for the Statements of Operations for the three and nine months ended September 30, 1999 and 1998, and for the Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998, (in thousands):

                   PCS Services     PCS Technology     Reconciling Items    Consolidated Totals
                 ---------------   ----------------  --------------------  -------------------
1999
 Three months:
 ---------------
 Revenues         $  109,604          $    255          $     --               $  109,859
 EBITDA           $  (46,020)         $ (6,244)         $ (5,079) (2)          $  (57,343)

 Nine months:
 ---------------
 Revenues         $  266,656          $  2,521          $     --               $  269,177
 EBITDA           $ (176,518)         $ (6,481)         $(16,529) (2)          $ (199,528)

Total Assets      $1,916,394          $  7,389          $388,604               $2,312,387

1998
 Three months:
 ---------------
 Revenues         $   41,452          $    703          $     --               $   42,155
 EBITDA           $  (68,529)         $ (6,241)         $ (4,114) (2)          $  (78,884)

 Nine months:
 ---------------
 Revenues         $  115,161          $  6,209          $ (2,958) (1)          $  118,412
 EBITDA           $ (195,175)         $(18,433)         $(16,075) (2)          $ (229,683)

Total Assets      $1,808,983          $  5,168          $252,453               $2,066,604

(1)  Represents intersegment revenue

(2) Represents corporate expenses (including legal, regulatory, accounting, information services, human resource management, financing, investment banking, strategic partnering related activities and FCC auction related costs) not allocated to the segments


     A reconciliation of total segment EBITDA to consolidated net loss for the three and nine months ended September 30, 1999 and 1998 is as follows (unaudited, in thousands):

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                            1999         1998         1999          1998
                                                          -----------------------  ------------------------
Total EBITDA for reportable segments                      $ (57,343)  $  (78,884)   $(199,528)   $(229,683)
Depreciation and amortization                               (49,894)     (33,654)    (143,360)     (85,169)
Equity in losses of joint ventures                           (1,711)      (2,350)      (4,718)      (6,547)
Interest income                                               3,429        2,113        7,848        9,327
Interest expense                                            (66,149)     (44,428)    (192,639)    (136,660)
Gain on sale of subsidiary stock                             37,120            -       37,120            -
Other income (expense), net                                     306          170          711       (2,320)
Extraordinary loss on return of C Block licenses                  -            -            -      (11,115)
Accretion of 7% Cumulative Convertible Preferred Stock       (5,230)      (5,230)     (15,688)      (8,716)
                                                          ----------   ----------   ----------   ----------
     Net loss attributable to common stockholders         $(139,472)   $(162,263)   $(510,254)   $(470,883)
                                                          ==========   ==========   ==========   ==========

     Reconciling items from segment total assets to consolidated total assets at September 30, 1999 (unaudited) and December 31, 1998 are as follows (in thousands):

                                              September 30,    December 31,
                                                  1999             1998
                                               (unaudited)
                                             _______________   ____________
Corporate cash and short term investments       $ 356,596       $ 232,187
Unallocated corporate assets                       32,008          20,266
                                                ---------       ---------

     Total reconciling items                    $ 388,604       $ 252,453
                                                =========       =========

11.  SUBSEQUENT EVENTS:

     On October 22, 1999, the Company entered into an Agreement and Plan of Merger with East/West Communications, Inc., a Delaware corporation ("EWCM"), pursuant to which, among other things, EWCM will merge with and into Omnipoint, which will be the surviving corporation in the merger. EWCM holds five licenses covering a total of approximately 22.2 million POPs (population equivalents), consisting primarily of Los Angeles and Washington, D.C. with a combined 20.6 million POPs, as well as Sarasota, Fla., Reno, Nev., and Santa Barbara, Calif. which make up the remaining 1.6 million POPs. The Company invested $3 million in EWCM in exchange for 300,000 shares of EWCM common stock. In addition, the Company simultaneously agreed to purchase all outstanding EWCM common shares at the closing of the proposed acquisition in exchange for new Series E Omnipoint preferred stock, equivalent to a fixed 1.775 million shares of Omnipoint common stock. Based on the October 21, 1999 closing price of $71.00 per share of Omnipoint common stock, the acquisition is valued at approximately $118 million, or $5.32 per POP. The Company also will assume approximately $15 million in FCC debt and will redeem approximately $8 million in EWCM preferred stock, for a combined total acquisition cost of approximately $6.50 per POP.

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

     The Company provides wireless PCS services and equipment based on the Global System for Mobile Communications ("GSM") standard. According to wireless industry sources, this standard has been implemented by carriers in over 140 countries worldwide and is used by over 200 million subscribers. GSM subscribers are estimated to account for approximately 50% of worldwide wireless subscribers and approximately 60% of wireless subscribers outside the United States. Omnipoint's licenses, including those won in the recently completed FCC re-auction, cover approximately 100 million non-overlapping POPs in the United States.

     Since 1996, the Company has aggressively built out its licenses and currently covers and markets to over 46 million POPs, including all major markets in the northeastern United States from Boston to Delaware, as well as southern Florida from Palm Beach to Key West, and certain Midwest markets, which include the greater Detroit, Indianapolis, and Wichita markets. Omnipoint also provides service in the Harrisburg, York, and Lancaster, Pennsylvania markets through a joint venture with D&E Communications ("PCS One"). Omnipoint intends to continue its aggressive buildout through both wholly owned affiliates and joint ventures. Additionally, the Company offers out of network roaming both in over 3,600 North American cities (including Canada), through roaming agreements with members of the North American GSM Alliance, and worldwide, through active roaming agreements with 100 carriers in 53 countries. PCS service offerings available from Omnipoint include voice communications, caller ID, call forwarding, call waiting, voice activated dialing, fax storage and retrieval, Internet access, short messaging, numeric paging, and information services including, but not limited to, stock quotes, news, weather and sports scores. Every activated handset has its own Internet address and is capable of receiving and sending Internet e-mail up to 160 characters in length.

     Omnipoint had approximately 698,000 subscribers as of September 1999, including approximately 17,000 proportionate subscribers from its joint venture in Pennsylvania. A significant portion of these subscribers use the Company's prepaid service. Omnipoint utilizes multiple distribution channels through which its services are sold and intends to continue this strategy as new markets are opened. Omnipoint had over 5,000 distribution outlets as of September 30, 1999.

     Through the Company's OTI subsidiary, it is also a developer and supplier of wireless communication technologies, products and engineering services. OTI's business divisions include the PCS Infrastructure Products division, which develops base station equipment for wireless E911 and other location-based services for GSM infrastructure providers, and the Wireless Solutions Division, which provides GSM-based solutions such as the Redhawk GSM data terminal unit and the Eagle OEM module which are used to integrate GSM solutions directly into wireless applications such as telematics and telemetry. OTI is also working on next-generation wireless products and systems including GPRS (General Packet Radio Systems) wireless packet systems.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 Compared with Three and Nine Months Ended September 30, 1998.

Revenues:

     Revenues for the three months ended September 30, 1999 were $109.9 million, as compared to revenues of $42.2 million for September 30, 1998, an increase of $67.7 million, or 160.6%. Revenues for the nine months ended September 30, 1999 increased $150.8 million, or 127.3% to $269.2 million compared to revenues of $118.4 million for the nine months ended September 30, 1998.

PCS Services

     Net PCS services revenues for the three months ended September 30, 1999 were $95.8 million, as compared to $35.0 million for the three months ended September 30, 1998, an increase of $60.8 million, or 173.5%. Year-to-date net PCS services revenues increased by $128.0 million or 130.6% to $226.1 million compared to service revenues of $98.0 million for the nine months ended September 30, 1998. The increase in service revenues was due to the increase in the number of subscribers related to increased penetration in the Company's existing markets, as well as expansion into Michigan and Indiana, coupled with an increase in average revenue per subscriber during the third quarter. As a result of the increase in the number of subscribers and distribution outlets, handset and accessories revenues for the quarter ended September 30, 1999 were $13.8 million, as compared to $6.4 million for the quarter ended September 30, 1998, an increase of $7.4 million, or 114.7%. Handset and accessories revenues for the nine months ended September 30, 1999 were $40.6 million, as compared to $17.1 million, an increase of $23.5 million, or 137.1% from the nine months ended September 30, 1998. The larger customer base resulted from the launches of the Michigan and Indiana markets in December 1998, as well as expansion of the Company's New York, Philadelphia, New England and Florida markets.

PCS Technology

     PCS Technology revenues were $0.3 million during the quarter ended September 30, 1999, as compared to revenues of $0.7 million for the quarter ended September 30, 1998. PCS Technology revenues for the nine months ended September 30, 1999 were $2.5 million compared to $3.3 million over the same period in 1998. The Company is a party to several engineering contract services agreements which are expected to continue into 1999, but can be terminated under certain circumstances at either party's option.


Cost of Sales:

     Total cost of service revenues and operations, handset and accessories revenues and engineering services for the quarter ended September 30, 1999 were $74.8 million, as compared to $46.8 million for the quarter ended September 30, 1998, an increase of $28.0 million, or 59.7%. Year-to-date cost of service revenues and operations, handset and accessories revenues and engineering services were $226.8 million, as compared to $161.8 million for the nine months ended September 30, 1998, an increase of $65.0 million, or 40.2%.

PCS Services

     Cost of service revenues and operations were $37.9 million for the quarter ended September 30, 1999, as compared to $29.4 million for the quarter ended September 30, 1998, and $110.7 million for the nine months ended September 30, 1999 as compared to $89.6 million for the nine months ended September 30, 1998. This includes cost of service revenues of $28.0 million for the third quarter and $80.3 million year-to-date, which includes network site rentals, intercarrier and interconnect costs, and other network operating expenses. As a result of service revenues increasing at a rate greater than cost of service revenues and operations, third quarter gross margin improved to 60.5% from 51.0% in the second quarter of 1999. The remaining cost of operations of $9.9 million includes salaries, maintenance and other indirect costs of operating the network. During the third quarter, the Company's managed customer base grew by approximately 101,000 subscribers to a managed subscriber base of approximately 681,000, or an increase of approximately 17.4%.

     Cost of handset and accessories revenues for the quarter ended September 30, 1999 were $36.8 million, as compared to $17.0 million for the quarter ended September 30, 1998, an increase of $19.8 million, or 116.2%. Cost of handset and accessories revenues for the nine months ended September 30, 1999 were $114.3 million, as compared to $69.4 million for the nine months ended September 30, 1998, an increase of $44.9 million, or 64.7%. Handsets and accessories costs increased as a result of strong growth in customer additions as well as distribution channel stocking related to an increase in distribution outlets during the quarter.

PCS Technology

     Engineering services total cost of sales were $0.1 million and $0.5 million
for the quarters ended September 30, 1999 and 1998, respectively.   Year-to-date
engineering services total cost of sales were $1.8 million in 1999 and $4.4 million in 1998, a decrease of $2.6 million, or 58.8%.


Direct Expenses:

     Research and development expenses in the PCS Technology segment for the first three quarters of 1999 were $2.0 million as compared to $13.3 million for the same period in 1998. In 1999, the Company has entered into several joint developmental arrangements that fund portions of the Company's research and development efforts.

     General and administrative costs include costs such as legal fees, patents, regulatory costs, merger related costs, auction and negotiation expenses, office rents and incidentals, management information systems, accounting and finance, bad debt, customer care and all payroll and benefits costs other than those classified as research and development, those related to the cost of service, and those related to selling. Approximately $4 million of such costs during the third quarter were related to the sale of a majority interest in a joint venture and to the Merger.

     Selling costs include all marketing, advertising, promotion, telemarketing, market research, and all indirect and direct distribution channels, but excludes costs of handsets and accessories.

     Sales, general and administrative costs for the third quarter of 1999 were $90.5 million, as compared to $69.9 million for the third quarter of 1998, an increase of $20.7 million, or 29.6%, and were $239.9 million for the nine months ended September 30, 1999 as compared to $172.6 million for the nine months ended September 30, 1998, an increase of $67.3 million or 39.0%. This increase was primarily driven by increases in operating costs, customer care expenses and selling costs due to the increase in customers. Customer care expenses increased as a result of the 151.2% increase in ending managed subscribers from 271,000 in September 1998 to 681,000 in September 1999. The increased selling costs were due to a greater than 80% increase in the number of net subscriber additions in the third quarter 1999 over the same quarter in 1998, and increased sales and marketing headcount related expenses due to market launches in December 1998 in Michigan and Indiana.

EBITDA

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $57.3 million for the third quarter of 1999, a $10.9 million, or 15.9% improvement from the second quarter of 1999, and a $21.5 million, or 27.3% improvement from the third quarter of 1998. Approximately $46.0 million of the third quarter of 1999 EBITDA loss was attributable to the Company's PCS services, which is a $13.4 million, or 22.6% improvement over the second quarter of 1999 and a $22.5 million, or 32.8% improvement over the third quarter of 1998. The EBITDA loss for the nine months ended September 30, 1999 was $199.5 million, or a 13.1% improvement from the EBITDA loss of $229.7 million for the nine months ended September 30, 1998.


Other Expenses and Income:

     Depreciation and amortization expenses for the third quarter of 1999 were $49.9 million, as compared to $33.7 million for the third quarter of 1998, an increase of approximately $16.2 million, or 48.3% and $143.4 million for the nine months ended September 30, 1999 as compared to $85.2 million for the nine months ended September 30, 1998, an increase of approximately $58.2 million, or 68.3%. The increase in depreciation expense was related to network infrastructure equipment placed into service as a result of the Company's continued expansion of coverage in its existing markets as well as services launched in new markets during 1998. The growth in amortization expense was primarily due to amortization of FCC licenses associated with the markets placed into commercial service.

     As a result of the revenues and operating costs and expenses discussed above, the Company's loss from operations for the third quarter of 1999 was $107.2 million, as compared to $112.5 million for the third quarter of 1998,an improvement of $5.3 million, or 4.7%, and an $8.6 million decrease, or 7.4% improvement from the second quarter of 1999. The loss from operations for the nine months ended September 30, 1999 was $342.9 million, as compared to $314.9 million for the nine months ended September 30, 1998, an increase of $28.0 million, or 8.9%. This increased loss was primarily due to costs associated with the addition of 311,000 net new managed subscribers during the nine months ended September 30, 1999 (versus 129,000 net additions for the nine months ended September 30, 1998) coupled with $58.2 million of increased depreciation and amortization expenses related to expansions of the Company's networks.

     Equity in losses from joint ventures for the third quarter of 1999 was $1.7 million, as compared to $2.4 million in the third quarter of 1998 and $4.7 million for the nine months ended September 30, 1999 as compared to $6.5 million for the nine months ended September 30, 1998. The Company expects to incur additional losses as a result of its equity ownership interest in the PCS One joint venture.

     Interest income for the third quarter of 1999 was $3.4 million, as compared to $2.1 million for the third quarter of 1998, an increase of $1.3 million, or 62.3%. Interest income for the nine months ended September 30, 1999 was $7.8 million, as compared to $9.3 million for the nine months ended September 30, 1998, a decrease of $1.5 million, or 15.9%.

     Interest expense for the third quarter of 1999 was $66.1 million, as compared to $44.4 million for the third quarter of 1998, an increase of $21.7 million, or 48.9%. The increase was due to the increased amounts outstanding from loans payable under financing agreements and senior notes and cessation of capitalization of interest during construction of the network, partially offset by a reduction in FCC obligations. Interest expense for the nine months ended September 30, 1999 was $192.6 million, as compared to $136.7 million for the nine months ended September 30, 1998, an increase of $56.0 million, or 41.0%.

     Net loss after accretion of the 7% Cumulative Convertible Preferred Stock for the third quarter of 1999 was $139.5 million, as compared to $162.3 million for the third quarter of 1998, an improvement of $22.8 million, or 14.1%. Net loss after accretion of the 7% Cumulative Convertible Preferred Stock for the nine months ended September 30, 1999 was $510.3 million, as compared to $470.9 million, an increase of $39.4 million, or 8.4%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents and short-term investments of $369.2 million as of September 30, 1999, compared to $238.3 million as of December 31, 1998. Of this balance, cash and cash equivalents of $251.3 million increased by $56.6 million from December 31, 1998. This increase was primarily due to $597.2 million of cash provided from financing activities, partially offset by $419.0 million of cash used in operating activities and $121.6 million of cash used in investing activities. As of September 30, 1999, the Company had working capital of $79.7 million. The Company expects operating losses and working capital deficits to continue as the Company continues to grow its PCS operations. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy.

     Operations of the Company for the three and nine months ended September 30, 1999 have been principally financed through proceeds from the issuance of preferred stock related to the Merger, proceeds from the issuance of Senior Notes, advances from various financing agreements and payments from subscribers and working capital management.

     The cash provided from financing activities included net proceeds of $248.5 million from the issuance of Series A Non-Voting Convertible Preferred Stock related to the merger, $199.4 million from issuance of 11 1/2% Senior Notes, $150 million of funding by Siemens and Nortel via their participation in the Institutional OCI Financing Agreement, and $90.8 million of proceeds from vendor financings for working capital and purchases of network fixed assets. These amounts were partially offset by principal repayments associated with the Company's FCC and related obligations and financings.

     Cash used in operating activities resulted from the Company's operations and expenses related to its core PCS networks and interest expense on its various borrowings as well as net purchases of trading securities of $74.3 million. The Company incurred increased network operating costs due to the growth in the number of subscribers and the related network usage.

     Cash used in investing activities related to the purchase of fixed assets of $143.8 million to support the Company's continuing expansion and the FCC license payments of $20.3 million in connection with the FCC's Auction 22. The Company also received $52.1 million from the sale of a majority interest and advances related to a joint venture with Siemens and the proceeds on the sale of a tower venture.

     The Company anticipates that its future revenue growth will outpace the percentage growth in operating costs and expenses (exclusive of depreciation and amortization). In the third quarter of 1999, the number of managed subscribers grew by approximately 101,000, which is expected to decrease the cash requirement that would otherwise be used in operations during the rest of the year. The Company plans to reduce customer acquisition cost per subscriber and improve its economies of scale in its network operating costs relative to 1998. The Company also anticipates decreasing its level of 1999 (as compared to 1998) capital expenditures to approximately $250 million, almost all of which will be financed through vendors. The Company has future purchase commitments, which it plans to finance pursuant to available financing agreements with related vendors.

     The Company also believes that access to capital during 1999 and future periods is necessary to build out its networks. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. On June 23, 1999, the Company entered into a Purchase Agreement with VoiceStream and Hutchison providing for gross proceeds from the issuance of Non-Voting Convertible Preferred Stock. On June 24, 1999, the Company received $205 million from VoiceStream and Hutchison and subsequently received an additional $95 million from them with the receipt of $47.5 million from Hutchison on September 30, 1999 and $47.5 million from VoiceStream on October 1, 1999. Additionally, the Company has available cumulative financing commitments of $330 million. The Company, if necessary, may seek additional financing from the remaining availability under the Institutional OCI Financing Agreement, prior vendor commitments and arrangements, along with other incremental actions. Other incremental actions, if necessary, may include the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and the raising of additional debt. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the Company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements.

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


YEAR 2000 COMPLIANCE

     Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millennium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent of non-compliance with the Y2K issue and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company believes that all of its critical business systems are Y2K compliant, with additional system testing and contingency planning to continue.

     The Company has focused on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers. The Y2K compliance team created a five-stage process for becoming Y2K compliant. The five process stages the Company performed were:

     . compiling a complete inventory of all date sensitive technology equipment;

     . prioritizing systems affected based on estimated time to compliance, as well as vendor and maintenance schedules;

     .  performing modification to affected systems;

     .  completing testing of modified systems; and

     .  implementing modified systems.

     The Company has completed the inventory and assessment of its date sensitive technology equipment and modified and tested all of its systems.

     Embedded Technology and Infrastructure Equipment. The embedded technology and infrastructure equipment area of concern consists primarily of the hardware portion of the switching platforms and network surveillance equipment. Much of this equipment, specifically the switching platforms, is purchased from third party vendors and has maintenance contracts. The maintenance contracts include regular software and hardware upgrades that should automatically bring the equipment into Y2K compliance. The Company is dependent on those third parties to assess the impact of the Y2K problem on the technology they have supplied and to take any necessary corrective action. All corrective action taken by these third parties is covered under maintenance contracts and would be part of regularly scheduled maintenance. The Company is monitoring the progress of these third parties and selectively conducting tests to determine whether they have accurately assessed the problem and taken corrective action. The Company believes that all embedded technology systems and infrastructure equipment directly supporting call processing are Y2K compliant. The remaining embedded technology systems and infrastructure equipment are Y2K compliant. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant.

     Non-embedded Technology Equipment. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. The Company has prioritized the systems that are not Y2K compliant and believes that it has upgraded non-compliant systems. The Company also believes that all business-critical non-embedded technology systems have been upgraded to Y2K compliant versions. These have been tested by the Company's vendors and by the Company. Testing will continue throughout 1999. Thus far, no significant Y2K issues have been found.

     Third Party Suppliers. The Company has prioritized its critical suppliers and communicated with them in order to obtain their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third party suppliers are complete. The Company believes that its major third party suppliers are prepared for Y2K. However, the Company has developed contingency plans to deal with their non-compliance, if any.

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

     The Company believes that all of its business-critical systems are Y2K compliant, with testing to continue throughout the remainder of 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has developed and continues to assess contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company is documenting Y2K contingency plans as part of its Y2K risk mitigation efforts.

     Costs. Total costs incurred to date specifically associated with becoming Y2K compliant have been approximately $1.2 million. The Company believes that the total costs of becoming Y2K compliant have been substantially incurred with no significant additional expenditures planned for the remainder of 1999. Previous estimates included costs to replace existing software for a critical business system. The Company was able to remediate this software which resulted in significantly lower expenditures than the $2.8 million that was originally planned. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade, which have not been included in this estimate are approximately $10.6 million. These costs are considered by the Company to be a normal expense. The portions of these costs that relate specifically to Y2K compliance are included in the Y2K estimates if they can be separately identified.

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

                          PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

            The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


ITEM 5:  OTHER INFORMATION

            11-1/2% Senior Notes due 2009
            -----------------------------

            On September 23, 1999, the Company completed the private placement of $205 million in aggregate principal amount of its 11-1/2% Senior Notes due 2009. See Note 7 to the Condensed Consolidated Financial Statements.

            East/West Merger
            ----------------

            Pursuant to the Merger, each issued and outstanding share of the common stock of EWCM shall be converted into the right to receive one share of Series E Preferred Stock of Omnipoint (the "Series E Preferred"), and each issued and outstanding share of existing preferred stock of East West shall be converted into the right to receive the liquidation value of each such share plus all accrued and unpaid dividends thereon, representing approximately $8 million in the aggregate. The Merger is subject to customary closing conditions and governmental approvals. See Note 11 to Notes to Condensed Consolidated Financial Statements.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


          4.1 Indenture, by and between Omnipoint Corporation and HSBC Bank USA, as trustee, dated as of September 23, 1999.
          4.2    Form of Note.
          10.1 Purchase Agreement, by and among Omnipoint Corporation, Lehman Brothers Inc and Barclays Capital Inc., dated September 17, 1999.
          10.2 Registration Rights Agreement, by and among Omnipoint Corporation, Lehman Brothers Inc and Barclays Capital Inc., dated September 23, 1999.
          27.1   Financial Data Schedule.


(b) Reports on Form 8-K

       On July 2, 1999, a Form 8-K was filed relating to the Reorganization Agreement and the Purchase Agreement. See Notes 2 and 9 to the Condensed Consolidated Financial Statements.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OMNIPOINT CORPORATION

Date: November 15, 1999
                                    /s/ Harry Plonskier
                                    -------------------
                                    Treasurer and Chief Accounting Officer