Form 10-K405/A
period 1998-12-31
OMNIPOINT CORP \DE\
filed 2000-01-18
CIK 1002532

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

  In December 1994, the FCC awarded the Company a 30 MHz A Block license for the New York MTA for $347.5 million. Through the combination of the A Block license and one of the New York BTA D Block licenses, Omnipoint is the only 40 MHz license holder in New York. As a result of the additional spectrum, Omnipoint will be less likely to face capacity restrictions due to high call volumes and high subscriber counts. Also, Omnipoint will be able to offer a larger variety of data and voice services.

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

  PCS differs from existing cellular and SMR in three basic ways: frequency, spectrum and geographic division. PCS networks operate in a higher frequency band (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). The higher frequency band for PCS networks requires a greater number of total cell sites to cover the same geographic area as existing cellular networks. The increased number of cell sites may delay the deployment of PCS in more remote, less densely populated service areas. However, depending on the technology utilized, PCS service is ultimately less expensive in certain geographic areas because of the lower cost and improved capacity of the infrastructure equipment relative to cellular networks. In addition, PCS is designed to provide improved voice quality and privacy. PCS is comprised of 30 MHz, 15 MHz and 10 MHz spectrum blocks, or combinations thereof, versus 25 MHz spectrum blocks for cellular networks. As a result of the improved capacity of the infrastructure and comparatively large allocation of spectrum, PCS has more capacity for new wireless services such as data and video transmission.

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

 PCS equipment technology competition

  Competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular and PCS providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of Omnipoint. These major companies include Qualcomm, Ericsson, Nortel, Siemens, Hughes and Lucent Technologies. Omnipoint, through its subsidiary OTI, will compete with these other companies primarily by selling equipment that provides enhanced features at a lower cost, and leverages expertise in specific product areas.


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

 PCS Technology

  OTI had revenues of $8.5 million related to license fees and $1.1 million related to engineering services in 1997 compared to zero in 1996. The revenue for OTI represented new contract engineering services entered into in 1997.

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

  Interest income for 1997 was $12.9 million as compared to $10.7 million for 1996, an increase of approximately $2.2 million, or 20.6%. The increase in interest income was primarily due to higher available investable funds related to the Company's late 1996 and 1997 fundraising activities.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of Omnipoint Corporation.
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                          Page
                                                                         Number
                                                                         ------
(a)Documents filed as part of the report:

  (1) Report of Independent Accountants.................................   33
    Consolidated Balance Sheets at December 31, 1998 and 1997...........   34
    Consolidated Statements of Operations for the years ended December
     31, 1998, 1997 and 1996............................................   35
    Consolidated Statements of Stockholders' Equity (Deficit) for the
     years ended December 31, 1998, 1997 and 1996.......................   36
    Consolidated Statements of Cash Flows for the years ended December
     31, 1998, 1997 and 1996............................................   37
    Notes to Consolidated Financial Statements..........................   38
  (2) Financial Statement Schedule......................................  S-1
  (3) Exhibits

     Exhibit  Number                         Description
     ---------------                         -----------
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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland, on 18th of January, 2000.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Douglas G. Smith            President, Chief Executive  January l8, 2000
______________________________________  Officer, Chairman of the
           Douglas G. Smith             Board and Director
                                        (Principal Executive
                                        Officer)

      /s/ George F. Schmitt            Executive Vice President    January 18, 2000
______________________________________  and Director; President
          George F. Schmitt             of Omnipoint
                                        Communications Inc.

       /s/ Harry Plonskier             Chief Accounting Officer    January 18, 2000
______________________________________  (Principal Financial and
           Harry Plonskier              Accounting Officer)

        /s/ James J. Ross              Director and Vice Chairman  January 18, 2000
______________________________________  of the Board
            James J. Ross

       /s/ Evelyn Goldfine             Director                    January 18, 2000
______________________________________
           Evelyn Goldfine

      /s/ Richard L. Fields            Director                    January 18, 2000
______________________________________
          Richard L. Fields


              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Paul J. Finnegan            Director                    January 18, 2000
______________________________________
           Paul J. Finnegan

     /s/ James N. Perry, Jr.           Director                    January 18, 2000
______________________________________
         James N. Perry, Jr.

         /s/ Arjun Gupta               Director                    January 18, 2000
______________________________________
             Arjun Gupta

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

18. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                       1998     1997     1996
                                                     -------- -------- --------
Cash paid for interest.............................. $ 89,038 $ 74,385 $ 23,125
Cash paid for taxes.................................      --       --       --
Non-cash investing and financing activities:
  Liability incurred for acquisition of the
   license..........................................      --    39,234  360,442
  Common stock issued upon conversion of
   subordinated note................................      --       --    16,250
  Issuance of Series B preferred stock in payment of
   Series B dividend................................      --       --       576
  Proceeds from financing agreement used to pay
   origination fee..................................    1,500    4,875      150
  Network infrastructure equipment and capitalized
   interest financed by Financing Agreements........  190,980  131,860      --
  Return of C Block licenses........................  296,017      --       --
  Disaggregation and amnesty of C Block license
   obligations......................................  242,318      --       --
  Pilot system equipment funded by financing
   agreement........................................      --       --     1,321
  Issuance of options at below fair market value....      --       --     9,628
  Conversion of preferred stock in connection with
   the initial public offering......................      --       --    44,703
  Refinancing of interim credit facility............  350,000      --       --
  Payment of prepaid interest with shares of common
   stock............................................    1,875      --       --

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