Form 10-Q/A
period 1999-09-30
OMNIPOINT CORP \DE\
filed 2000-01-18
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                                 FORM 10-Q/A
                                (Amendment #1)


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
                                                                    =============  =============   ============   ==============


           See Notes to Condensed Consolidated Financial Statements.

                    OMNIPOINT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             ---------------------------
                                                                                                  1999           1998
                                                                                             -------------  ------------
Cash flows used in operating activities:
     Net loss                                                                                   $(494,566)     $(462,167)
     Extraordinary loss on return of C Block licenses                                                  --         11,115
     Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of subsidiary stock                                                        (37,120)            --
          Depreciation and amortization                                                           143,360         85,169
          Accrued interest and payment of in kind interest on financing agreements                 20,617         (4,559)
          Losses on investments in joint ventures                                                   3,006          6,547
          Interest income associated with restricted cash                                              --         (1,084)
          (Purchases)/Sales of trading securities, net                                            (74,319)        14,742
          Interest expense associated with amortization of discount, premium and issuance
           costs                                                                                    6,305             --
          Other                                                                                     2,503          1,655
     Changes in operating accounts:
          Accounts receivable, net                                                                (26,048)       (15,096)
          Prepaid expenses and other assets                                                         7,390        (15,889)
          Inventory                                                                               (19,864)         5,310
          Accounts payable and accrued expenses                                                    47,011         29,444
          Deferred revenue and other liabilities                                                    7,885          2,317
                                                                                             -------------  ------------
Net cash used in operating activities                                                            (413,840)      (342,496)

Cash flows used in investing activities:
     Purchase of fixed assets                                                                     (98,844)      (326,410)
     Purchase of FCC licenses                                                                     (14,086)       (13,000)
     Return of FCC licenses                                                                            --         31,094
     Capitalized interest on C and F Block licenses                                                    --         (6,285)
     Proceeds from held to maturity investments and restricted cash                                    --         52,314
     Investment in joint ventures                                                                     461         (9,497)
     Deferred revenue and other credits                                                             3,976             --
     Proceeds from sale and advances of subsidiaries stock                                         52,092             --
     Other long term assets                                                                       (13,967)            --
     FCC deposit                                                                                   (6,197)            --
                                                                                             -------------  ------------
Net cash used in investing activities                                                             (76,565)      (271,784)

Cash flows from financing activities:
     Proceeds from issuance of 7% Convertible Preferred Stock, net                                     --        252,222
     Proceeds from issuance of Series A Non-Voting Convertible Preferred Stock, net               248,510             --
     Proceeds from issuance of common stock                                                         7,017          2,977
     Proceeds from vendor financing agreements                                                     41,462        109,534
     Payment of vendor financing agreements                                                        (2,632)       (14,484)
     Payment on FCC licenses obligation                                                           (83,836)       (52,508)
     Payment of deferred financing costs                                                           (7,110)       (19,937)
     Proceeds from OCI financing arrangements                                                     149,850        425,000
     Payments on OCI financing arrangements                                                        (5,625)        (3,750)
     Proceeds from issuance of 11 1/2% Senior Notes, net                                          199,375             --
     Other                                                                                            (36)           (46)
                                                                                             -------------  ------------
Net cash provided by financing activities                                                         546,975        699,008

Net increase in cash and cash equivalents                                                          56,570         84,728
Cash and cash equivalents at beginning of the period                                              194,732         63,581
                                                                                             -------------  ------------

Cash and cash equivalents at end of period                                                       $251,302       $148,309
                                                                                             =============  ============

Non-cash investing and financing activities:
     Purchases of Urban Wireless' customer base                                                  $     --       $  4,232
     Purchases of network fixed assets with vendor financing                                       90,374        121,016
     Refinancing of interim credit facility                                                            --        350,000
     Proceeds from financing agreement used to pay origination fee                                   3,710            --

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

     The table below presents information about reported segments for the Statements of Operations for the three and nine months ended September 30, 1999 and 1998, and for the Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998, (in thousands):

                   PCS Services     PCS Technology     Reconciling Items    Consolidated Totals
                 ---------------   ----------------  --------------------  -------------------
1999
 Three months:
 ---------------
 Revenues         $  109,604          $    255          $     --               $  109,859
 EBITDA (3)       $  (46,020)         $ (6,244)         $ (5,079) (2)          $  (57,343)

 Nine months:
 ---------------
 Revenues         $  266,656          $  2,521          $     --               $  269,177
 EBITDA (3)       $ (176,518)         $ (6,481)         $(16,529) (2)          $ (199,528)

Total Assets      $1,916,394          $  7,389          $388,604               $2,312,387

1998
 Three months:
 ---------------
 Revenues         $   41,452          $    703          $     --               $   42,155
 EBITDA (3)       $  (68,529)         $ (6,241)         $ (4,114) (2)          $  (78,884)

 Nine months:
 ---------------
 Revenues         $  115,161          $  6,209          $ (2,958) (1)          $  118,412
 EBITDA (3)       $ (195,175)         $(18,433)         $(16,075) (2)          $ (229,683)

Total Assets      $1,808,983          $  5,168          $252,453               $2,066,604

(1)  Represents intersegment revenue

(2) Represents corporate expenses (including legal, regulatory, accounting, information services, human resource management, financing, investment banking, strategic partnering related activities and FCC auction related costs) not allocated to the segments

(3) EBITDA represents operating loss before depreciation and amortization. Management believes EBITDA provides meaningful additional information on Omnipoint's operating results and on its ability to service its long-term debt and other fixed obligations and to fund Omnipoint's continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, Omnipoint's presentation may not be comparable to other similarly titled measures of other companies.

     A reconciliation of total segment EBITDA to consolidated net loss for the three and nine months ended September 30, 1999 and 1998 is as follows (unaudited, in thousands):

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                            1999         1998         1999          1998
                                                          -----------------------  ------------------------
Total EBITDA for reportable segments                      $ (57,343)  $  (78,884)   $(199,528)   $(229,683)
Depreciation and amortization                               (49,894)     (33,654)    (143,360)     (85,169)
Equity in losses of joint ventures                           (1,711)      (2,350)      (4,718)      (6,547)
Interest income                                               3,429        2,113        7,848        9,327
Interest expense                                            (66,149)     (44,428)    (192,639)    (136,660)
Gain on sale of subsidiary stock                             37,120            -       37,120            -
Other income (expense), net                                     306          170          711       (2,320)
Extraordinary loss on return of C Block licenses                  -            -            -      (11,115)
Accretion of 7% Cumulative Convertible Preferred Stock       (5,230)      (5,230)     (15,688)      (8,716)
                                                          ----------   ----------   ----------   ----------
     Net loss attributable to common stockholders         $(139,472)   $(162,263)   $(510,254)   $(470,883)
                                                          ==========   ==========   ==========   ==========

Cash flow provided by (used in):
Operating activities                                      $(237,719)   $ (57,464)   $(413,840)   $(342,496)
Investing activities                                      $  32,689    $  22,388    $ (76,565)   $(271,784)
Financing activities                                      $ 241,730    $ (52,315)   $ 546,975    $ 699,008

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

EBITDA


     EBITDA represents operating loss before depreciation and amortization. Management believes EBITDA provides meaningful additional information on Omnipoint's operating results and on its ability to service its long-term debt and other fixed obligations and to fund Omnipoint's continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with GAAP, as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, Omnipoint's presentation may not be comparable to other similarly titled measures of other companies.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents and short-term investments of $369.2 million as of September 30, 1999, compared to $238.3 million as of December 31, 1998. Of this balance, cash and cash equivalents of $251.3 million increased by $56.6 million from December 31, 1998. This increase was primarily due to $547.0 million of cash provided from financing activities, partially offset by $413.8 million of cash used in operating activities and $76.6 million of cash used in investing activities. As of September 30, 1999, the Company had working capital of $79.7 million. The Company expects operating losses and working capital deficits to continue as the Company continues to grow its PCS operations. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy.

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

     Cash used in investing activities related to the purchase of fixed assets of $98.8 million to support the Company's continuing expansion and the FCC license payments of $20.3 million in connection with the FCC's Auction 22. The Company also received $52.1 million from the sale of a majority interest and advances related to a joint venture with Siemens and the proceeds on the sale of a tower venture.

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

     The Company also believes that access to capital during 1999 and future periods is necessary to build out its networks. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. On June 23, 1999, the Company entered into a Purchase Agreement with VoiceStream and Hutchison providing for gross proceeds from the issuance of Non-Voting Convertible Preferred Stock. On June 24, 1999, the Company received $205 million from VoiceStream and Hutchison and subsequently received an additional $95 million from them with the receipt of $47.5 million from Hutchison on September 30, 1999 and $47.5 million from VoiceStream on October 1, 1999. In the unlikely event that Omnipoint will be required to pay the $70 million termination fee in connection with the merger, due to the fact that it has received a competing acquisition proposal which is superior to that of VoiceStream, Omnipoint will apply the part of the funds to be received from the third party bidder to pay the termination fee. Additionally, the Company has available cumulative financing commitments of $330 million. The Company, if necessary, may seek additional financing from the remaining availability under the Institutional OCI Financing Agreement, prior vendor commitments and arrangements, along with other incremental actions. Other incremental actions, if necessary, may include the sale of non-core assets (such as towers or licenses for markets which the Company has no plans to build), inventory reduction and the raising of additional debt. Additionally, certain of the Company's financing arrangements may be increased under certain circumstances to provide additional working capital. Although the Company does not currently plan to do so, the Company also at its discretion, may gain access to working capital through the issuance of its capital stock in lieu of cash under certain existing finance agreements.

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

     Non-embedded Technology Equipment. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. The Company has prioritized the systems that are not Y2K compliant and believes that it has upgraded non-compliant systems. The Company also believes that all business-critical non-embedded technology systems have been upgraded to Y2K compliant versions. These have been tested either by the Company's vendors and/or by the Company. Testing will continue throughout 1999. Thus far, no significant Y2K issues have been found.

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

                                    OMNIPOINT CORPORATION

Date: January 18, 2000
                                    /s/ Harry Plonskier
                                    -------------------
                                    Treasurer and Chief Accounting Officer