Form 10-Q/A
period 1998-06-30
OMNIPOINT CORP \DE\
filed 2000-01-20
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

                                  Form 10-Q/A

                                Amendment No. 1


                    Omnipoint Corporation and Subsidiaries


                               Table of Contents

                                                                                        Page No.
                                                                                        --------
      Part II.  OTHER INFORMATION AND SIGNATURE                                             3

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

                                      OMNIPOINT CORPORATION

Date: January 20, 2000                /s/ Harry Plonskier
                                      ------------------------------
                                      Harry Plonskier
                                      Acting Chief Financial Officer