Form 10-Q/A
period 1998-06-30
OMNIPOINT CORP \DE\
filed 2000-01-24
CIK 1002532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

                                Amendment No. 2

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

                                Amendment No. 2


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

                                      OMNIPOINT CORPORATION


Date: January 24, 2000
                                      /s/ Harry Plonskier
                                      ------------------------------
                                      Harry Plonskier
                                      Acting Chief Financial Officer