Form 10-K
period 1999-12-31
OMNIPOINT CORP \DE\
filed 2000-03-23
CIK 1002532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-27442

                             OMNIPOINT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2969720
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            3650 131ST AVENUE S.E.                                 98006
                 BELLEVUE, WA                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                       (425) 653-4600
                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 2000, the last day of trading of Omnipoint Common Stock on the Nasdaq National Market, was approximately $5,544,825,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                  SHARES OUTSTANDING
                                              TITLE                            AS OF FEBRUARY 25, 2000
                                              -----                            ------------------------
Common Stock, par value $0.01 per share                                               57,915,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-K of VoiceStream Wireless Corporation for its Fiscal Year Ended December 31, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    3
Item 2.    Properties..................................................   25
Item 3.    Legal Proceedings...........................................   25
Item 4.    Submission of Matters to a Vote of Security Holders.........   25

                                   PART II

Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters.........................................   26
Item 6.    Selected Consolidated Financial Data........................   27
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations..................................................   28
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risks.......................................................   36
Item 8.    Financial Statements and Supplementary Data.................   36
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................   36

                                  PART III

Item 10.   Directors and Executive Officers of the Company.............   37
Item 11.   Executive Compensation......................................   40
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   44
Item 13.   Certain Relationships and Related Transactions..............   44

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   45

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; competition; changes in business strategy or development plans; our high leverage; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

     GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Omnipoint Corporation disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, "Omnipoint", "we", "our" and "us" include us and our predecessors and subsidiaries.

                                     PART I

ITEM 1. BUSINESS

     On February 25, 2000, we merged with a wholly-owned subsidiary of VoiceStream Wireless Corporation, a Delaware corporation (VoiceStream). As a result of the merger, all of our outstanding common stock is now owned by VoiceStream. In addition, immediately prior to the merger, certain of our licenses, including the license for Philadelphia, were transferred to two new joint ventures in which we hold a 49.9% interest. See "-- Relationship with Cook Inlet -- Joint Ventures in Which We Hold Interests."

OVERVIEW

     We are a leading provider of personal communications services and a developer of technology. We, together with joint ventures in which we have interests, hold licenses covering approximately 100 million persons in the United States. Approximately 60% of such persons are located in a contiguous cluster stretching from Maine to Virginia. We also hold licenses covering Detroit, Miami, St. Louis and other parts of the United States.

     We employ GSM (Global System for Mobile Communications) technology, which is the most widely used wireless technology in the world serving over 215 million customers. We, and joint ventures in which we have interests, currently operate in New York, the Mid Atlantic, New England, south Florida and the Midwest. We have increased our managed customer base over the last twelve months to approximately 910,000 managed customers as of December 31, 1999. A significant portion of our managed customers are users of our prepaid services.

     Since 1996, we have built out our licenses, including all major markets in the northeastern United States from Boston to Delaware, as well as southern Florida from Palm Beach to Key West, and certain Midwest markets, which include the greater Detroit, Indianapolis, and Wichita markets. We also provide service in the Philadelphia market through a joint venture with Cook Inlet Region, Inc., in the Harrisburg, York, and Lancaster, Pennsylvania markets through a joint venture with D&E Communications, in Northern Michigan through a joint venture with NPI and in Washington D.C./Baltimore through a joint venture with VoiceStream. We intend to continue our build-out through both wholly owned affiliates and joint ventures.

Additionally, we offer out-of-network roaming throughout the United States and Canada through roaming agreements with members of the North American GSM Alliance, and worldwide, through active roaming agreements with over 100 carriers in 53 countries.

     Our PCS service offerings include voice communications, caller ID, call forwarding, call waiting, voice activated dialing, fax storage and retrieval, internet access, short messaging, numeric paging, and information services including, but not limited to, stock quotes, news, weather and sports scores. Every activated handset has its own internet address and is capable of receiving and sending internet e-mail up to 160 characters long.

     Through our subsidiary Omnipoint Technologies, Inc. (OTI), we are also a developer and supplier of wireless communications technologies, products and engineering services. OTI's technology businesses include the PCS Infrastructure Products Division, which develops base station equipment for wireless Emergency 911 and other location-based services for GSM infrastructure providers, and the Wireless Solutions Division, which provides GSM-based solutions such as the Redhawk GSM data terminal unit and the Eagle OEM module which are used to integrate GSM solutions directly into wireless applications such as telematics and telemetry.

     In June 1999, Omnipoint entered into an Agreement and Plan of Reorganization with VoiceStream. Pursuant to this agreement, on February 25, 2000, our merger with VoiceStream was completed and each outstanding share of Omnipoint common stock was exchanged for the right to receive 0.825 shares of VoiceStream common stock plus $8.00 in cash. There was a cash or stock election option available to shareholders of Omnipoint subject to proration. In connection with the merger we transferred licenses to joint ventures controlled by Cook Inlet Region, Inc., see "-- Relationship with Cook Inlet -- Joint Ventures in Which We Hold Interests."

     On February 25, 2000, we acquired by merger East/West Communications, Inc. This acquisition provided five 10 MHz PCS licenses of which two are in the major markets of Los Angeles and Washington, DC. This acquisition was concluded immediately prior to the merger with VoiceStream.

     Concurrently herewith, our parent company, VoiceStream, is filing its Annual Report on Form 10-K for its fiscal year ended December 31, 1999, which includes pro forma financial information concerning VoiceStream and its consolidated subsidiaries (including us and our consolidated subsidiaries) and a description of a new $3.25 billion credit facility, to which two VoiceStream subsidiaries, including one of our subsidiaries, are parties. Such facility is available to finance VoiceStream's operating subsidiaries, including us and our subsidiaries.

BACKGROUND -- THE WIRELESS COMMUNICATIONS INDUSTRY

  Overview

     Wireless communications systems use a variety of radio frequencies to transmit voice and data signals. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and enhanced specialized mobile radio networks. Each such application is licensed in a distinct radio frequency block.

     Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 1999, according to the Cellular Telephone Industry Association, referred to as CTIA, there were 76 million wireless subscribers in the United States, representing a penetration rate of 28%.

     In the wireless communications industry, there are two principal frequency bands licensed by the Federal Communications Commission for transmitting two way voice and data signals, cellular and PCS. Cellular systems are generated at 824 to 899 MHz and can be either analog or digital. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This technology enables enhanced capacity, along with improvements in digital signaling thereby allowing digital-based wireless carriers to offer new and enhanced services, such as greater call privacy, and robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet). See "-- Operation of Wireless Communications Systems."

     PCS is a term commonly used in the United States to describe a portion of radio spectrum from 1850 to 1990 MHz. This portion of radio spectrum is to be used by PCS licensees to provide wireless communications services. PCS spectrum was auctioned by the FCC in six frequency blocks (A-F) beginning with the A and B Blocks in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. In 1999, the FCC re-auctioned portions of the C, D, E and F Blocks that were returned or not purchased in previous auctions. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS also includes features that are not generally offered by analog cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, wireless providers may eventually offer mass market wireless local loop applications in competition with wired local communications services. See "-- Governmental Regulation" for a discussion of the FCC auction process and allocation of wireless licenses.

  Operation of Wireless Communications Systems

     Wireless communications system service areas, whether cellular or PCS, are divided into multiple cells. Due to the frequencies on which they operate, a single cell in a cellular system generally transmits over a wider radius than a comparable PCS cell. In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (collectively referred to as the cell site). The cell site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Wireless communications providers establish interconnection agreements with local exchange carriers and interexchange carriers, thereby integrating their system with the existing landline communications system.

     Because the signal strength of a transmission between a handset and a cell site declines as the handset moves away from the cell site, the switching office and the cell site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another cell site where the signal strength is stronger. If a handset leaves the service area of a cellular or PCS system, the call is disconnected unless there is a technical connection with the adjacent system.

     Wireless system operators normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called roaming. Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational in the area and necessary roaming arrangements exist. Although PCS and cellular systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual mode handsets, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

     PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors for use in PCS systems: GSM; Time Division Multiple Access, referred to as TDMA; or Code Division Multiple Access, referred to as CDMA.

     GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a subscriber of a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area. Under a Memorandum of Understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

     The following sets forth our view as to the relative advantages and disadvantages of the three different technologies:

     GSM is the most widely used wireless technology in the world, serving over 215 million customers. GSM's main advantages include:

     - An open system architecture, supported by a variety of vendors, that allows operators to achieve cost economies in infrastructure and mobile terminal equipment

     - The benefits of a single phone number and transparent services on a global roaming basis

     - High-capacity, as well as high voice quality

     - Industry-leading encryption and authentication technology which provides customers with a high level of subscription and conversation privacy

     - GSM has supported wireless data from its inception, and is currently evolving to support high-speed wireless data access to allow subscribers access to internet and mobile data services

     GSM's drawback is that the technology has not historically been widely deployed by North American wireless operators, and is based on a different network protocol than other North American standards, making system interoperability and roaming with other North American cellular or PCS systems more difficult.

     CDMA has been widely deployed in North America and parts of Asia. CDMA's main advantages include:

     - It has been adopted by more PCS licensees in the United States than GSM or TDMA, and currently has significantly greater market share and penetration than GSM

     - High voice quality

     - Radio architecture that permits maximum frequency reuse, theoretically increasing system capacity and freeing the wireless operator from detailed frequency planning

     - It has easier interoperability with North American analog cellular systems

     CDMA's drawback is that it is a closed architecture, dependent upon intellectual property rights owned by a few manufacturers which increase the costs of infrastructure and handsets. In addition, it has had limited global deployment as compared to GSM, thus limiting the customers' ability to use their CDMA service on a global basis.

     TDMA has been widely deployed in North and South America. TDMA's main advantages include:

     - It has easier interoperability with North American analog cellular systems

     - Infrastructure and terminal costs that are lower than those of CDMA systems

     - As a result of the convergence agreement with the GSM Memorandum of Understanding, TDMA will have access to the data capabilities of GSM

     TDMA's drawback is a narrow radio channel which limits voice quality and support for advanced, higher-speed data services. In addition, its low level of global deployment limits the number of equipment vendors, thus raising costs, and also limits the customers' ability to use their TDMA service on a global basis.

BUSINESS AND PCS MARKETS

  PCS Service Business

     Our PCS service business provides mobile and fixed communications service in our operating markets. Our wireless service provides private, secure and enhanced voice, high-speed data, paging services and other capabilities for both the home and office environment and outdoor mobile coverage with basic features including voice mail, call forwarding and call waiting, and enhanced features such as internet access, voice-activated dialing, fax storage and retrieval and information services such as news, weather reports and stock market quotes.

     Our systems utilize GSM technology, the most widely used wireless protocol in the world. GSM offers our customers, through our roaming agreements, an extensive level of worldwide roaming capabilities.

     We, together with joint ventures in which we have interests, have licenses to provide PCS services in areas covering approximately 100 million persons, of which approximately 60% are located in a contiguous region of the Northeast U.S. from Maine to Virginia. We, together with joint ventures in which we have interests, offer PCS services in the major metropolitan areas of New York, Philadelphia, Atlantic City, Boston, Providence, Fort Lauderdale, West Palm Beach, Miami, Detroit, Indianapolis, Harrisburg, York, Lancaster and Reading. We also have a joint operating arrangement, which offers service in Wichita, Kansas. We will continue to build out these networks and plan to build and operate PCS networks in the areas covered by additional Basic Trading Area (BTA) licenses surrounding these service areas.

     The following table sets forth the markets currently owned and operated by us or by joint ventures in which we hold interests:

                               OPERATING MARKETS

New York                   Washington DC/Baltimore    Albany
Detroit                    Miami/Ft. Lauderdale       New Haven
Boston/Providence          Indianapolis
Philadelphia               Hartford

     We have entered into roaming agreements with substantially all of the licensees that have deployed the GSM standard in North America, and are a member of the GSM Alliance, an organization of North American GSM service providers whose members hold licenses that cover substantially all of the United States population and serve over 2,400 North American cities. Such agreements allow our subscribers to roam in these carriers' PCS markets, and vice versa. In addition, we have entered into roaming agreements with cellular carriers which, together with roaming agreements with GSM carriers, will permit our subscribers with dual-mode capability to roam in substantially all areas across the United States. We also have reciprocal roaming agreements with a variety of international carriers which enable our subscribers with compatible handsets to roam in most countries of the world.

  PCS Technology Business

     OTI focuses its resources and expertise on the development, integration, and delivery of other advanced wireless products. These activities and products are based on technologies such as GSM, wireless packet data, GPRS, mobile location positioning, telemetry, wireless meter reading and wireless internet access.

     On August 3, 1999, OTI and Siemens formed a joint venture to develop wireless IP-based solutions to integrate mobile radio and internet technology. In anticipation of this transaction, OTI contributed the assets and liabilities of its Wireless IP Networks division to Omnipoint Technologies III, Inc., a wholly owned subsidiary of OTI. On August 2, 1999, Siemens and OTI executed a stock purchase agreement, whereby Siemens purchased a majority of the outstanding stock of this subsidiary for $40.5 million. In connection with the joint venture and sale of stock, Siemens extended a demand loan to OTI in the amount of $4.5 million, collateralized by the remaining shares in Omnipoint Technologies III, Inc. owned by OTI. In December 1999, OTI delivered to Siemens the remaining shares of Omnipoint Technologies III, Inc. and Siemens canceled the demand loan. As of that date, we no longer held a financial interest in the joint venture.

STRATEGY

  Strategy

     Our strategy is to consolidate our operations and marketing under the VoiceStream and Omnipoint brand names and to: (i) penetrate the rapidly growing, broad consumer segment by offering the best value; (ii) establish brand differentiation of our proprietary VoiceStream and Omnipoint brands; (iii) achieve cost efficiencies through centralization and size; (iv) build high quality networks with extensive coverage; (v) offer robust features that capitalize on the advantages of GSM technology; and (vi) acquire PCS licenses and systems as opportunities arise.

  Markets and Systems

     The following tables set forth the licenses we and the joint venture entities in which we have interests hold, together with the populations covered by such licenses. The markets in which we, and/or our joint ventures hold interests, and currently operate are listed in the table entitled "Operating Markets" above. Each table below lists Major Trading Areas, referred to as MTAs, in descending order by covered population, largest population listed first with Basic Trading Areas, referred to as BTAs, within such markets listed alphabetically. Unless the context otherwise requires, when used herein, with respect to a licensed area, "persons" and "population" are interchangeable and refer to the aggregate number of persons located in such licensed area. Persons and population data are estimated for 2000 based upon 1999 estimates by Claritas, a market research firm, adjusted by us by applying Claritas' growth factors from 1998 to 1999.

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
New York
  Albany.........................................    1,034,000    A, E        40 MHz
  Allentown......................................      721,000     A          30 MHz
  Binghamton.....................................      338,000     A          30 MHz
  Burlington.....................................      399,000     A          30 MHz
  Elmira.........................................      312,000     A          30 MHz
  Glens Falls....................................      121,000    A, E        40 MHz
  Hartford.......................................    1,114,000     A          30 MHz
  Ithaca.........................................       96,000     A          30 MHz
  New Haven......................................      977,000     A          30 MHz
  New London.....................................      345,000     A          30 MHz
  New York.......................................   18,856,000    A, D        40 MHz
  Oneonta........................................      105,000     A          30 MHz
  Plattsburgh....................................      118,000     A          30 MHz
  Poughkeepsie...................................      436,000     A          30 MHz
  Rutland........................................       98,000     A          30 MHz
  Scranton.......................................      649,000     A          30 MHz
  Stoudsburg.....................................      131,000     A          30 MHz
  Syracuse.......................................      772,000     A          30 MHz
  Utica..........................................      289,000     A          30 MHz
  Watertown......................................      295,000     A          30 MHz
                                                   -----------
                                                    27,206,000
Detroit
  Adrian(1)(2)...................................       99,000     E          10 MHz
  Detroit(1)(2)..................................    5,013,000     E          10 MHz
  Findlay-Tiffin.................................      152,000    D, E        20 MHz
  Flint(1)(2)....................................      506,000     E          10 MHz
  Grand Rapids(1)(2).............................    1,045,000     E          10 MHz
  Jackson(1)(2)..................................      204,000     E          10 MHz

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Lansing(1).....................................      511,000     E          10 MHz
  Lima...........................................      250,000    D, E        20 MHz
  Mt. Pleasant...................................      129,000     E          10 MHz
  Muskegon(2)....................................      220,000     E          10 MHz
  Petoskey.......................................      101,000     D          10 MHz
  Saginaw-Bay City...............................      627,000     E          10 MHz
  Toledo(1)......................................      781,000     D          10 MHz
                                                   -----------
                                                     9,638,000
Boston-Providence
  Bangor(2)......................................      318,000     E          10 MHz
  Boston.........................................    4,300,000    D, E        20 MHz
  Hyannis........................................      237,000     D          10 MHz
  Keene..........................................      115,000    D, E        20 MHz
  Lewiston-Auburn................................      216,000     E          10 MHz
  Manchester-Nashua-Concord......................      597,000    D, E        20 MHz
  Pittsfield(2)..................................      131,000     E          10 MHz
  Portland-Brunswick.............................      506,000     D          10 MHz
  Presque Isle(1)................................       75,000    D, E        20 MHz
  Providence-Pawtucket-New Bedford-Fall
     River(3)....................................    1,511,000     D          10 MHz
  Springfield-Holyoke(2).........................      656,000     D          10 MHz
  Waterville-Augusta.............................      167,000    D, E        20 MHz
  Worcester-Fitchburg-Leominster.................      745,000    D, E        20 MHz
                                                   -----------
                                                     9,574,000
Washington-Baltimore
  Charlottesville................................      223,000     E          10 MHz
  Cumberland(3)..................................      155,000     E          10 MHz
  Fredericksburg.................................      170,000     D          10 MHz
  Hagerstown-Chambersburg-Martinsburg............      361,000     D          10 MHz
  Salisbury......................................      177,000    D, E        20 MHz
  Washington, D.C. ..............................    4,645,000     E          10 MHz
                                                   -----------
                                                     5,731,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(1)........................    3,735,000     E          10 MHz
  Naples.........................................      220,000     D          10 MHz
                                                   -----------
                                                     3,955,000
St. Louis
  Columbia.......................................      210,000    D, E        20 MHz
  Kirksville.....................................       56,000    D, E        20 MHz
  Mount Vernon-Centralia(2)......................      118,000    D, E        20 MHz
  Quincy-Hannibal................................      179,000    D, E        20 MHz
  St. Louis(2)...................................    2,843,000    D, E        20 MHz
                                                   -----------
                                                     3,406,000
Indianapolis
  Bloomington-Bedford............................      234,000     E          10 MHz
  Columbus(1)....................................      158,000     E          10 MHz
  Indianapolis...................................    1,497,000     E          10 MHz
  Kokomo-Logansport(2)...........................      188,000     D          10 MHz
  Lafayette......................................      264,000     E          10 MHz
  Marion.........................................      106,000     E          10 MHz
  Terre Haute(1).................................      238,000     E          10 MHz

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
  Vincennes-Washington(1)........................       94,000     E          10 MHz
                                                   -----------
                                                     2,779,000
Buffalo-Rochester
  Jamestown-Dunkirk..............................      179,000     E          10 MHz
  Olean-Bradford.................................      237,000    D, E        20 MHz
  Rochester(2)...................................    1,132,000     D          10 MHz
                                                   -----------
                                                     1,548,000
Little Rock
  El Dorado-Magnolia-Camden(4)...................      103,000     E          10 MHz
Wichita
  Hutchinson.....................................      127,000    D, E        20 MHz
  Salina.........................................      141,000    D, E        20 MHz
                                                   -----------
                                                       268,000
Chicago
  Elkhart(2).....................................      259,000     E          10 MHz
  Galesburg......................................       74,000     E          10 MHz
                                                   -----------
                                                       333,000
                                                   -----------
Omnipoint Total..................................   64,541,000
                                                   ===========

---------------
(1) Cook Inlet/VoiceStream GSM II also owns licenses for these BTAs.

(2) Cook Inlet/VoiceStream GSM III also owns licenses for these BTAs.

(3) Cook Inlet/VoiceStream PV/SS PCS also owns licenses for these BTAs.

(4) Cook Inlet/VoiceStream PCS also owns licenses for these BTAs.

RELATIONSHIP WITH COOK INLET -- JOINT VENTURES IN WHICH WE HOLD INTERESTS

     When implementing the PCS licensing scheme in the United States, the FCC established six PCS license Blocks, A, B, C, D, E, and F, and respectively sold them to the high bidders in a series of auctions.

     As part of the process, the FCC adopted rules that granted a narrow category of designated entities the right to bid for and own C and F Block licenses. Although prior to the VoiceStream merger we qualified as a designated entity under FCC rules and were therefore able to hold and operate under C and F Block PCS licenses, we do not now qualify as a designated entity and therefore on completion of the VoiceStream merger we could not own or operate under our C or F Block PCS licenses. As a result, immediately prior to the merger with VoiceStream, our C and F Block PCS licenses, which included the license for Philadelphia, and our existing rights to obtain C and F Block PCS licenses were transferred to two new joint venture entities controlled by Cook Inlet Region, Inc. We hold a 49.9% minority interest in each of such entities. We executed agreements with each of the joint venture entities permitting them to operate under the VoiceStream and Omnipoint brand names in licensed markets where we do not also hold licenses. In those markets where we and a joint venture both hold licenses, we will own and operate the network equipment and a system using the VoiceStream and Omnipoint brand names. We and each of the joint ventures will utilize air time, through reciprocal arrangements, on the other's spectrum in those markets and will pay each other for such use. The joint ventures will also pay us for the joint ventures' use of any network equipment.

     Our interests in these joint ventures allow us to extend the VoiceStream and Omnipoint brands into markets where we otherwise would not be able to operate. Whereas prior to the merger with VoiceStream the operations of these markets were included in our consolidated financial statements, since we were required to transfer licenses and certain assets and operations for these markets to the joint ventures, our interests in these joint ventures will hereafter be recorded as investments on our balance sheet and we will not consolidate the revenues and expenses associated with operations of these joint ventures in our financial statements.

     We do not have control and maintain limited investor protection in the two joint venture entities controlled by Cook Inlet Region, Inc. We have substantial financial commitments and must rely on corresponding financial commitments to the joint venture entities from Cook Inlet in the markets served by these joint venture entities. Also, many of the systems owned by these joint venture entities have not been built out and the joint ventures will have substantial capital needs in connection with such build-outs.

  Cook Inlet/VoiceStream GSM II PCS, LLC

     Cook Inlet/VoiceStream GSM II PCS, LLC is a Delaware limited liability company formed in June 1999. We hold a 49.9% membership interest in Cook Inlet/VoiceStream GSM II PCS. With the closing of the VoiceStream merger and the transfer of the designated entity licenses (including licenses acquired in the East/West merger), Cook Inlet/VoiceStream GSM II PCS owns BTA licenses and certain associated assets and liabilities for the following 59 BTA markets:

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Los Angeles-San Diego, CA
  Los Angeles, CA.....................................  16,132,000      F      10 MHz
  Santa Barbara-Santa Maria, CA.......................     404,000      F      10 MHz
                                                        ----------
                                                        16,536,000
Detroit
  Battle Creek........................................     241,000      F      10 MHz
  Adrian(1)...........................................      99,000      F      10 MHz
  Detroit(1)..........................................   5,013,000      F      10 MHz
  Flint(1)............................................     506,000      F      10 MHz
  Grand Rapids(1).....................................   1,045,000      F      10 MHz
  Jackson(1)..........................................     204,000      F      10 MHz
  Lansing(1)..........................................     511,000      F      10 MHz
  Toledo(1)...........................................     781,000      F      10 MHz
                                                        ----------
                                                         8,400,000
Washington-Baltimore
  Baltimore...........................................   2,552,000      F      10 MHz
  Washington, DC(1)...................................   4,645,000      E      10 MHz
                                                        ----------
                                                         7,197,000
Philadelphia
  Atlantic City.......................................     337,000      C      15 MHz
  Dover...............................................     297,000      C      15 MHz
  Philadelphia-Wilmington-Trenton.....................   6,001,000      C      15 MHz
  Reading.............................................     360,000      C      15 MHz
                                                        ----------
                                                         6,995,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(1).............................   3,735,000      F      10 MHz
  W. Palm Beach-Boca Raton............................   1,082,000      F      10 MHz
                                                        ----------
                                                         4,817,000
Atlanta
  Albany-Tilton.......................................     348,000      F      10 MHz
  Augusta.............................................     574,000      F      10 MHz
  Macon-Warner Robins.................................     648,000      F      10 MHz
  Savannah............................................     720,000      F      10 MHz
                                                        ----------
                                                         2,290,000

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Puerto Rico-USVI
  San Juan............................................   2,397,000      F      10 MHz

Birmingham
  Birmingham..........................................   1,308,000      F      10 MHz
  Decatur.............................................     145,000      F      10 MHz
  Gatsden.............................................     188,000      F      10 MHz
  Huntsville..........................................     511,000      F      10 MHz
                                                        ----------
                                                         2,152,000
San Antonio
  San Antonio(1)......................................   1,839,000      F      10 MHz

Chicago
  Benton Harbor.......................................     158,000      F      10 MHz
  Danville............................................     110,000      F      10 MHz
  Ft. Wayne...........................................     696,000      F      10 MHz
  Peoria..............................................     459,000      F      10 MHz
  South Bend-Mishawaka................................     349,000      F      10 MHz
                                                        ----------
                                                         1,772,000
Richmond-Norfolk
  Norfolk-Virginia Beach-Newport News(1)..............   1,747,000      F      10 MHz
Nashville
  Nashville...........................................   1,711,000      F      10 MHz
Boston-Providence
  Presque Isle(1).....................................      75,000      F      10 MHz
  Providence-Pawtucket-New Bedford-Fall River(1)......   1,511,000      F      10 MHz
                                                        ----------
                                                         1,586,000
St. Louis
  Cape Girardeau-Sikeston(1)..........................     185,000      F      10 MHz
  Carbondale-Marion(1)................................     212,000      F      10 MHz
  Jefferson City(1)...................................     157,000      F      10 MHz
  Poplar Bluff(1).....................................     154,000      F      10 MHz
  Rolla(1)............................................     106,000      F      10 MHz
  Springfield.........................................     631,000      F      10 MHz
  West Plains(1)......................................      76,000      F      10 MHz
                                                        ----------
                                                         1,521,000
Indianapolis
  Anderson............................................     178,000      F      10 MHz
  Columbus(1).........................................     158,000      F      10 MHz
  Muncie..............................................     179,000      F      10 MHz
  Richmond............................................     103,000      F      10 MHz
  Terre Haute(1)......................................     238,000      F      10 MHz
  Vincennes-Washington(1).............................      94,000      F      10 MHz
                                                        ----------
                                                           950,000
Des Moines-Quad Cities
  Des Moines(1)(2)....................................     789,000      F      10 MHz

      COOK INLET/VOICESTREAM GSM II PCS LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
      ------------------------------------------        ----------    -----    ------
Wichita
  Wichita(1)..........................................     679,000      F      10 MHz

Tampa-St. Petersburg-Orlando, FL
  Sarasota-Bradenton, FL..............................     602,000      F      10 MHz

San Francisco-Oakland-San Jose, CA
  Reno, NV............................................     572,000      F      10 MHz

Denver
  Colorado Springs, CO(1).............................     526,000      F      10 MHz

Dallas-Ft. Worth
  Waco................................................     290,000      F      10 MHz

Charlotte-Greensboro-Greenville-Raleigh
  Goldsboro-Kinston...................................     233,000      F      10 MHz

Cincinnati-Dayton
  Williamson-Pikeville................................     179,000      F      10 MHz
Portland
  Coos Bay-North Bend(1)..............................      82,000      F      10 MHz
                                                        ----------

Cook Inlet/VoiceStream GSM II Total...................  65,862,000
                                                        ==========

---------------
(1) VoiceStream also owns licenses for these BTAs.

(2) Iowa Wireless owns a 20MHz license for a substantial portion of the Des Moines BTA.

  Cook Inlet/VoiceStream GSM III PCS, LLC

     Cook Inlet/VoiceStream GSM III PCS, LLC is a Delaware limited liability company formed in June 1999. We hold a 49.9% membership interest in Cook Inlet/VoiceStream GSM III PCS. With the closing of the VoiceStream merger and the transfer of the designated entity licenses, Cook Inlet/VoiceStream GSM III PCS owns licenses for the following 34 BTA markets:

          COOK INLET/VOICESTREAM GSM III PCS
                       LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
          ----------------------------------            ----------    -----    ------
Detroit
  Adrian(1)...........................................      99,000      C      15 MHz
  Alpena..............................................      66,000      C      30 MHz
  Battle Creek........................................     241,000      C      15 MHz
  Detroit(1)..........................................   5,013,000      C      30 MHz
  Flint(1)............................................     506,000      C      30 MHz
  Grand Rapids(1).....................................   1,045,000      C      15 MHz
  Jackson(1)..........................................     204,000      C      15 MHz
  Kalamazoo...........................................     364,000      C      30 MHz
  Muskegon(1).........................................     220,000      C      15 MHz
  Sault Ste. Marie....................................      56,000      C      30 MHz
                                                        ----------
                                                         7,814,000

          COOK INLET/VOICESTREAM GSM III PCS
                       LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
          ----------------------------------            ----------    -----    ------
St. Louis
  Mt. Vernon-Centralia(1).............................     118,000      C      30 MHz
  St. Louis(1)........................................   2,843,000      C      30 MHz
                                                        ----------
                                                         2,961,000
Buffalo-Rochester
  Buffalo-Niagara Falls...............................   1,174,000      C      30 MHz
  Rochester(1)........................................   1,132,000      C      30 MHz
                                                        ----------
                                                         2,306,000
Cleveland(1)
  Ashtabula...........................................     105,000      C      30 MHz
  Canton-New Philadelphia.............................     527,000      C      30 MHz
  E. Liverpool-Salem..................................     112,000      C      30 MHz
  Erie................................................     273,000      C      30 MHz
  Mansfield...........................................     227,000      C      30 MHz
  Sandusky............................................     138,000      C      15 MHz
  Youngstown-Warren...................................     473,000      C      30 MHz
                                                        ----------
                                                         1,855,000
Philadelphia(1)
  Harrisburg..........................................     686,000      C      30 MHz
  Lancaster...........................................     462,000      C      30 MHz
  York-Hanover........................................     465,000      C      30 MHz
                                                        ----------
                                                         1,613,000
Chicago
  Elkhart(1)..........................................     259,000      C      30 MHz
  Benton Harbor.......................................     158,000      C      30 MHz
  Ft. Wayne...........................................     696,000      C      30 MHz
  South Bend-Mishawaka................................     349,000      C      15 MHz
                                                        ----------
                                                         1,462,000
Boston-Providence
  Bangor(1)...........................................     318,000      C      15 MHz
  Lebanon-Claremont...................................     174,000      C      30 MHz
  Pittsfield(1).......................................     131,000      C      30 MHz
  Springfield-Holyoke(1)..............................     656,000      C      30 MHz
                                                        ----------
                                                         1,279,000
Indianapolis
  Kokomo-Logansport(1)................................     188,000      C      15 MHz

Wichita
  Salina(1)...........................................     141,000      C      30 MHz
                                                        ----------
Cook Inlet/VoiceStream GSM III Total..................  19,619,000
                                                        ==========

---------------
(1) VoiceStream also owns licenses for these BTAs.

OTHER JOINT VENTURE ENTITIES IN WHICH WE HOLD INTERESTS

  D&E/Omnipoint Wireless Joint Venture, LLC

     D&E/Omnipoint Wireless Joint Venture, LLC is a Delaware limited liability company formed in September 1997. We hold a 50% interest in this entity to which we have committed to contribute licenses for several western Pennsylvania BTA markets. The company launched service in the markets in September 1997.

            D&E/OMNIPOINT WIRELESS LICENSES
                 MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
            -------------------------------              ----------    -----    ------
Philadelphia
  York-Hanover.........................................    465,000       E      10 MHz
  Harrisburg...........................................    686,000       D      10 MHz
  Lancaster............................................    462,000       E      10 MHz
                                                         ---------
D&E/Omnipoint Wireless Total...........................  1,613,000
                                                         =========

  NPI-Omnipoint Wireless, LLC

     NPI Omnipoint Wireless, LLC is a Delaware limited liability company formed in March 1999. We hold a 30% interest in this joint venture entity to which we have committed to contribute licenses for several central Michigan BTAs. The company launched service in the markets in the Spring of 1999.

            NPI OMNIPOINT WIRELESS LICENSES
                 MTA/BTA LICENSE AREA                    POPULATION    BLOCK     MHZ
            -------------------------------              ----------    -----    ------
Detroit
  Grand Rapids(1)......................................  1,045,000       E      10 MHz
  Grand Rapids.........................................  1,045,000       F      10 MHz
  Grand Rapids.........................................  1,045,000       C      15 MHz
  Mount Pleasant.......................................    129,000       E      10 MHz
  Muskegon.............................................    220,000       E      10 MHz
  Saginaw-Bay City(1)..................................    627,000       E      10 MHz
  Petoskey.............................................     86,000       D      10 MHz
  Alpena...............................................     64,000       C      30 MHz
  Sault Ste. Marie.....................................     51,000       C      30 MHz
  Muskegon.............................................    207,000       C      15 MHz
                                                         ---------
NPI-Omnipoint Wireless Total...........................  2,429,000
                                                         =========

---------------
(1) We have agreed to contribute portions of the Grand Rapids C, E and F Block licenses and the Saginaw-Bay City E Block BTA license to NPI-Omnipoint Wireless, LLC. As a result, we will own the E Block licenses for certain counties within the Grand Rapids and Saginaw-Bay City BTAs, and NPI-Omnipoint Wireless, LLC will own the E block licenses for the remainder of the counties in the Grand Rapids and Saginaw-Bay City BTAs.

  Technology Development Strategy

     OTI is in the product design, development, and marketing business. OTI seeks to develop wireless products in the next generation of technologies including messaging, GPRS and other data related technologies.

PRODUCTS AND SERVICES

     We provide a variety of wireless products and services designed to match a range of needs for business and personal use. We currently offer several distinct services and features in our PCS systems, including:

     - Enhanced Features -- Our systems offer caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

     - Messaging and Wireless Data Transmission -- Our systems allow for two-way messaging to and from all subscribers' handsets. This facilitates a number of messaging and internet-related services which are currently offered by us, such as the receipt of wireless e-mail, and which may be offered in the future, such as Web browsing.

     - Call Security and Privacy -- Sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

     - Smart Card -- "Smart" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain PCS connectivity automatically, simply by inserting their smart cards into compatible PCS handsets.

     - Prepaid Wireless -- Our systems offer prepaid wireless services in many of our markets.

     - Over-the-Air Activation and Over-the-Air Subscriber Profile
       Management -- We are able to transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset.

     - Roaming -- Subscribers are able to roam throughout the United States, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems. We have entered into roaming agreements which allow our customers to roam on cellular systems. Dual-mode handsets allow roaming onto analog cellular systems.

MARKETING, SALES AND CUSTOMER SERVICE

     Our sales and marketing strategy has been to generate continued subscriber growth and increased subscriber revenues. In addition, we are targeting a customer base which we believe is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers. As we have now completed our merger with VoiceStream, we will seek to implement our sales and marketing strategy in the same manner as VoiceStream currently implements such strategy, which is as follows:

     - Marketing -- We market our PCS products and services under the proprietary VoiceStream and Omnipoint brand names. Our objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of its PCS markets. We may continue to use the Omnipoint brand for select services.

       In marketing our PCS services, we concentrate our marketing efforts primarily on the consumer market. Through our "Get More" proposition, we emphasize that consumers get more for their money from enhanced features, privacy, customer service and competitive pricing of these services. We also promote to businesses that would benefit from integrated voice messaging, wireless data transmission, and enhanced features and services. Our advertising is supported by a celebrity spokesperson -- Jamie Lee Curtis.

     - Sales -- We sell our products and services through a combination of direct and indirect channels. As a combined entity, we will operate company-owned retail locations and utilize a direct sales force. Our training programs provide our sales employees with an in-depth understanding of our systems, products and services so that they, in turn, can provide extensive information to prospective customers. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as to activation levels.

      We believe that our local sales offices provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give us greater control over both our costs and the sales process. We also utilize indirect sales through an extensive network of national and local merchant and specialty retailers. We intend to continue to use a combination of direct and indirect sales channels, with the mix depending on the retail needs of each particular market.

      In addition, we act as a retail distributor of handsets and maintain inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we historically have sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     - Customer Service -- Customer service is a significant element of our operating philosophy. We are committed to attracting and retaining subscribers by providing consistently superior customer service. We maintain a highly sophisticated monitoring and control system with a well-trained staff of customer service personnel and technical personnel to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

     We utilize credit check procedures at the time of sale and continuously monitor customer churn (the rate of subscriber attrition). We manage our churn rate through a program implemented through our sales force and customer service personnel intended to enhance subscriber loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

SUPPLIERS AND EQUIPMENT VENDORS

     We do not manufacture any of the handsets or network equipment used in our operations. The high degree of compatibility among different manufacturers' models of handsets and network equipment allows us to design, construct and operate our systems without being dependent upon any single source of such equipment. The handsets and network equipment used in our operations are available for purchase from multiple sources, and we anticipate that equipment will continue to be available in the foreseeable future. We currently purchase handsets primarily from Motorola Inc., Ericsson Inc., Mitsubishi Wireless Communications, Inc. and Nokia Mobile Phones, Inc. We currently deploy network equipment primarily from Ericsson, Nortel Neworks Inc., Nokia Telecommunications Inc. and Siemens Information and Communications Networks, Inc.

COMPETITION

  PCS Service Competition

     Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two cellular licensees. Also, specialized mobile radio, referred to as SMR, dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which we operate.

     We operate in highly competitive markets. Our principal competitors are the cellular service providers in our markets, many of which have been operational for a number of years, and national PCS providers, many of which offer no or low cost roaming and toll calls. Many of our competitors have significantly greater financial and technical resources than those available to us and provide comparable services in competition with our PCS systems. These competitors include Vodafone AirTouch Cellular Communications, Inc., AT&T Wireless Services, Inc., Bell Atlantic, GTE Mobilnet, Nextel Communications, Inc., Sprint Corp. (PCS Group) and US West Wireless LLC. We also compete with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in our PCS markets.

     Potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, wireless service may also compete more directly with traditional landline telephone service providers.

     GSM systems are not deployed in all areas of the United States. As a result, our subscribers may not be able to use PCS services conveniently while roaming in areas outside our markets. Further, our principal PCS competitors use standards other than GSM. For example, US West and Sprint PCS use the CDMA standard and AT&T Wireless uses the TDMA standard. Systems using the CDMA and TDMA standards cover more areas of the United States than do GSM systems. Therefore, our competitors deploying such systems have a competitive advantage in this regard.

     The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. The reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with our systems. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

     We face increased competition from entities providing similar services using other communications technologies. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

     In 1996, the FCC transferred 200 MHz of spectrum previously allocated to federal government use to the private sector. In April 1997, the FCC auctioned 30 MHz of spectrum for wireless communications services, which can provide fixed or mobile telecommunications service. We purchased nine licenses as a result of such auction, all of which were contributed to Cook Inlet/VoiceStream GSM II. In late 1997, the FCC also auctioned 10 MHz of spectrum for SMR service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC auctioned more than 1000 MHz of spectrum for local multipoint distribution service. During 1998, the FCC auctioned spectrum in the 220 MHz band. We cannot foresee how technological progress or economic incentives will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

  PCS Equipment Technology Competition

     Competition in the wireless telecommunications equipment industry is intense. The industry consists of major domestic and international companies, including those companies currently providing equipment to cellular and PCS providers, most of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than we have.

     We believe that in order to successfully meet the competitive challenges, we will need to secure partnerships for distribution and product development with large GSM equipment vendors.

     Given the rapid advances in the wireless telecommunications industry, there can be no assurance that new technologies will not evolve that will compete with OTI's products. In addition to our technology, other competing technologies have emerged in the mobile PCS industry. The evolution of wireless technology will be continuously monitored for both threats and opportunities to Omnipoint's technology business. Currently we do not manufacture any of the handsets or cell site equipment used in our operations.

GOVERNMENTAL REGULATION

     The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act of 1934, and the rules, regulations and policies promulgated by the FCC thereunder.

  Licensing of PCS Systems

     In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 Basic Trading Areas, referred to as BTAs, and 51 Metropolitan Trading Areas, referred to as MTAs. Each MTA consists of at least two BTAs. As many as seven licenses are issued in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) (which has been split in some BTAs into two 15 MHz blocks) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. A PCS license has been or will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses.

     Under the FCC's current rules specifying spectrum ownership limits affecting broadband PCS licensees, no person or entity may hold an attributable interest in licenses for more than 45 MHz of PCS, cellular and SMR services regulated as CMRS where there is significant overlap in any geographic area (significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the Cellular Geographic Service Area, referred to as CGSA and/or SMR service area, as defined by the FCC). In an order released September 22, 1999, the Commission raised the aggregation limit for licensees serving rural areas (defined as cellular RSAs) to 55 MHz. For purposes of this spectrum limit, any controlling ownership interest shall be "attributable," as will any equity interest of 20% or more (however, 40% or more applies (1) if the ownership interest is held by a small business, or (2) if the interest is held by an entity with a non-controlling interest in a PCS licensee that is a small business or (3) is held by a passive institutional investor). Furthermore, the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that Western Wireless's ownership of cellular licenses will be attributed to VoiceStream and Omnipoint (because of some common officers and directors) and Cook Inlet/VoiceStream PCS's PCS licenses will be attributed to VoiceStream (because of VoiceStream's and Omnipoint's equity interest). Western Wireless owns cellular licenses serving markets that are wholly or partially within the Oklahoma City MTA, resulting in Western Wireless and VoiceStream exceeding the FCC's spectrum cap restrictions which were in effect prior to the September 22, 1999 order, prior to the spin-off of VoiceStream. Western Wireless had filed a waiver request with the FCC which is pending, and Western Wireless and VoiceStream have been allowed to delay compliance with the restriction until the FCC rules on the waiver request. In the event that spectrum cap restrictions are not eliminated as part of the FCC's biennial review of regulation in the fourth quarter of 2000, or the temporary waiver is not granted, then sometime before or about September 1, 2000, either VoiceStream or Western Wireless will be obligated to divest sufficient portions of their markets in the Oklahoma City MTA to come into compliance with the rules.

     Attribution of our licenses that were recently acquired by VoiceStream or transferred to Cook Inlet entities cause the spectrum cap to be exceeded in eleven markets: Detroit and Flint, Michigan, St. Louis, Rolla, Cape Girardeau Sikeston and Poplar Bluff, Missouri, Salina, Kansas; Kansas RSA 3; Kansas RSA 8; Mt. Vernon, Illinois; and El Dorado, Arkansas. In an order released February 15, 2000, the FCC gave VoiceStream and Omnipoint until May 25, 2000 to come into compliance with the spectrum cap in these markets. If by this date VoiceStream and Omnipoint have not received further waiver from the FCC, it will be forced to divest sufficient spectrum in these markets to comply with the spectrum cap.

     Spectrum cap compliance issues may also arise in a number of MTAs and BTAs described below as a result of the Aerial merger, depending in part upon FCC action on a joint request for declaratory ruling on spectrum cap compliance by VoiceStream, Aerial and TDS, filed with the FCC on December 1, 1999. Regardless of the outcome of the request for declaratory ruling, after the Aerial reorganization, VoiceStream and Western Wireless will exceed the spectrum cap in the Minneapolis and Oklahoma City MTAs and in the following BTAs:
Manhattan-Junction City and Pittsburgh-Parsons, Kansas; Bemidji, Wilmar-Marshall and

Worthington, Minnesota; and Bismarck, Fargo and Grand Forks, North Dakota; Huron, Mitchell, Sioux Falls, Watertown and Aberdeen, South Dakota. If the FCC rules that the licenses of TDS' subsidiary United States Cellular Corporation are attributable to VoiceStream and Western Wireless by virtue of TDS' right to appoint a director to VoiceStream's board, or that attribution of other wireless spectrum occurs because of other relationships, then VoiceStream or Western Wireless will have to divest sufficient portions of its spectrum in additional wireless markets to comply with the spectrum cap. Temporary waivers of the spectrum cap have been sought by VoiceStream and Aerial in the context of their FCC applications for approval of the merger. If these waivers are not granted, either VoiceStream or Western Wireless will be obligated to divest sufficient portions of their spectrum in these markets to come into compliance with the rules.

     We do not believe the spectrum cap or any action Western Wireless or we may be required to take to comply therewith will have a material adverse effect on us due to the relatively minor geographic overlaps.

     All PCS licenses are granted for a ten-year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (1) has provided substantial service during its past license term and (2) has substantially complied with applicable FCC rules and policies and the Communications Act. All 30 MHz PCS licensees, including Omnipoint, must construct facilities with a signal level sufficient to provide adequate service to at least one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. All 10 MHz and 15 MHz PCS licensees, including Omnipoint, must construct facilities with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed service area within five years of their initial license grants, or make a showing of substantial service in their licensed service area within five years of their initial license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

     PCS systems are subject to certain Federal Aviation Administration regulations with respect to the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations will also apply to our activities. We will use, among other facilities, common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

     We have purchased our PCS licenses from private parties and the federal government. We have used a combination of debt and equity financing to acquire such licenses. Some joint ventures in which we hold an interest have utilized financing from the federal government to the extent available.

  Transfers and Assignments of PCS Licenses

     The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by us of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

     FCC rules restrict the voluntary assignments or transfers of control of C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the C and F Block auctions at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the same eligibility criteria. Any transfers or assignments during the entire ten year initial license term are subject to an unjust enrichment penalty of acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments during the first five years of the initial license term are subject to an unjust enrichment penalty of forfeiture of bidding credits. In the case of the C and F Blocks, the FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

     For a period of up to 10 years after the grant of a PCS license, subject to extension, a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year without lengthening the mandatory negotiation period, for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum band will be responsible for their costs to relocate to alternate spectrum locations.

  Foreign Ownership

     Under the Communications Act, no more than 25% of an FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of foreign alien ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, to implement the World Trade Organization Basic Telecom Agreement. Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing is only required for entities from countries that are not World Trade Organization members. Applicants from World Trade Organization Agreement signatories are presumed to offer competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules.

     By a Memorandum Opinion and Order released February 15, 2000 in connection with the VoiceStream/ Omnipoint merger, the FCC gave the merged entity authorization to have up to 55.6% total indirect foreign ownership. VoiceStream has requested that the FCC apply the level of permissible indirect foreign ownership set forth in the February 15, 2000 Order to subsidiaries that it will acquire as part of the Aerial reorganization. Following the Aerial reorganization, indirect foreign ownership of FCC licenses that VoiceStream controls will be less than 55.6%.

  Telecommunications Act of 1996 and Other Recent Industry Developments

     On February 8, 1996, the Telecommunications Act was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in each other's market, and telephone and cable companies will likewise be able to compete in each other's markets. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection requirements on incumbent carriers. Additionally, all telecommunications providers are required to make an equitable and nondiscriminatory contribution to the preservation and advancement of universal service. Since 1996 the FCC has adopted numerous rules implementing the provisions of the Telecommunications Act. Many of the new rules have been and remain the subject of ongoing proceedings before the FCC and federal courts. We cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect our business or financial condition.

     The Telecommunications Act codified the policy that non-regional Bell operating company CMRS providers will not be required to provide equal access to long distance carriers, and relieved such CMRS providers of their existing equal access obligations. The FCC, however, may require CMRS carriers to offer unblocked access, i.e., implemented by the subscriber's use of a carrier identification code or other mechanisms at the time of placing a call, to the long distance provider of a subscriber's choice. The FCC has terminated its inquiry into the imposition of equal access requirements on CMRS providers.

     On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. If a cost recovery mechanism is in place and a Public Service Answering Point requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and cell site location, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption. On December 1, 1997, the FCC required wireless carriers to transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. Then, in an order released June 9, 1999, the FCC adopted rules requiring that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. The new rule only applies to new analog cellular handsets but not to existing handsets or to PCS or SMR services.

     On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided how such fixed services should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

     On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review, as described below, and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with LECs and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination of calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the

United States Supreme Court agreed to review the Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that:

     - the FCC has general jurisdiction to implement the Telecommunications Act's local competition provisions;

     - the FCC's rules governing unbundled access are consistent with the Telecommunications Act, except for Rule 319, which gives requesting carriers blanket access to network elements; and

     - the "pick and choose" rule is a reasonable interpretation of the Telecommunications Act.

     The FCC on remand adopted a new standard for determining which network elements the incumbents must unbundle. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required unbundled in its original order in 1996 (operator and directory assistance services are no longer required). As a result of the Supreme Court vacating and remanding the Eighth Circuit's ruling that the FCC lacked authority to set local pricing standards, the Eighth Circuit will have to decide whether the FCC's total-element long-run incremental cost methodology for setting interconnection and unbundled network element rates violates the Telecommunications Act.

     In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. Various parties challenged the FCC's universal service rules, and the cases were consolidated in the United States Court of Appeals for the Fifth Circuit. The court affirmed most of the FCC's decisions regarding its implementation of the high-cost support system but remanded for further consideration the FCC's decision to assess contributions from carriers based on both international and interstate revenues. The court also reversed the requirement that incumbent local exchange carriers recover their contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high-cost support. Additionally, the Court reversed the rule prohibiting local telephone service providers from disconnecting low-income subscribers. Finally, the Court concluded that the FCC exceeded its jurisdictional authority when it assessed contributions for "schools and libraries" programs based on the combined intrastate and interstate revenues of interstate telecommunications providers and when it asserted its jurisdictional authority to do the same on behalf of high-cost support.

     The FCC has adopted rules on telephone number portability which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. In February 1999, the FCC extended the deadline for CMRS carriers to implement service provider local number portability until November 24, 2002, but suggested that additional proceedings prior to that date could result in imposition of further requirements.

     In October 1999, Congress enacted the Department of Defense Appropriations Act for FY2000, which requires the FCC to accelerate its auction of 36 MHz of spectrum in the 746 - 764 and 776 - 794 MHz bands for commercial use so that all auction proceeds have been deposited by September 30, 2000. This spectrum became available as a result of the FCC's decision to generally reclaim, for other use, the spectrum previously allocated for television broadcast UHF channels 60 - 69. The auction is now scheduled for June 7, 2000. "Short form" applications must be filed by interested bidders by May 8, 2000, and up-front payments are due May 22, 2000.

     The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all PCS, cellular and wireline carriers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information services providers) providing indiscriminate telecommunications service to the public. Representatives of the PCS and cellular industries are challenging the surveillance rules. Additionally, it is not clear that CMRS providers will be able to comply with the rules' compatibility requirements by the current deadline, nor is it clear whether the FCC will grant waivers to extend the deadline or what the scope of penalties for failing to comply may be.

     The FCC recently adopted rules limiting the use of customer proprietary network information (CPNI) by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. Petitions asking the FCC to forbear from applying CPNI requirements to certain telecommunications carriers were denied on September 3, 1999, but the FCC did make certain modifications, allowing carriers to use CPNI to market customer premises equipment or to regain customers who have switched to another carrier. The rules were struck down by the U.S. Court of Appeals for the Tenth Circuit in August 1999, but that decision has been appealed to the Supreme Court. In the event that the FCC's CPNI restrictions are reinstated. We do not anticipate that compliance will have a significant adverse impact on its financial position, results of operation or liquidity.

     CMRS providers face a September 1, 2000 deadline for compliance with FCC rules establishing safety limits for human exposure to radio frequency emissions. On February 18, 2000, the U.S. Court of Appeals for the Second Circuit affirmed the FCC's guidelines. After September 1, if any facility, operation or device is found to be non-compliant with radio frequency exposure guidelines, and if required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

     We have met our construction obligation for our New York MTA license, and expect to satisfy our construction obligations for our other markets. We expect all of our licenses to be timely renewed. On September 16, 1999, QUALCOMM Incorporated filed a petition to deny the application for consent to transfer control of our New York MTA PCS license to VoiceStream claiming that we had not satisfied a condition placed on that license requiring us to construct a system in the New York MTA that substantially uses the technology upon which our Pioneer's Preference was based, and that our New York MTA license should be revoked for that reason. A similar petition was filed on October 15, 1999 by Advanced Cordless Technologies (ACT). We opposed the petitions. On February 15, 2000, the FCC released a Memorandum Opinion and Order denying the QUALCOMM petition, dismissing the ACT petition, ruling that we fully satisfied our license conditions with respect to our receipt of a Pioneer's Preference, and granting the transfer and assignment applications. The transfers and assignments were consummated on February 25, 2000. The deadline for a party in interest to request FCC reconsideration or review of, or to request a court of competent jurisdiction to review, that decision was March 16, 2000, and the FCC has until March 27, 2000 to reconsider the action on its own motion. We are not aware of any such request or FCC action.

     All of the C Block licenses held by the Cook Inlet joint ventures could be affected by U.S. Air Waves, Inc. v. FCC, which is pending in the U.S. Court of Appeals for the D.C. Circuit. U.S. AirWaves participated in the original C Block auction, which closed on May 6, 1996, but withdrew after the bids exceeded the maximum prices it was willing to pay. U.S. AirWaves is now seeking judicial review of two orders in the FCC's rulemaking proceeding on payment financing for PCS licenses: the Second Report and Further Notice of Proposed Rulemaking and the Order on Reconsideration of the Second Report and Order. Since these orders enabled initial C Block licensees to return licenses or modify the conditions of payment, there is a remote chance that if the orders are reversed, affected licenses could be returned to the FCC for reauction. The court consolidated into this case similar petitions filed by seven other parties. The case has not been placed on the court's calendar.

     Additionally, 14 C Block licenses won by Cook Inlet/VoiceStream PCS LLC and 11 C Block licenses won by Omnipoint were issued subject to the outcome of the bankruptcy proceeding of the original licensee, a subsidiary of Pocket Communications, Inc., which was conditionally granted 43 C Block licenses in 1996. Pursuant to an FCC order, the bankruptcy debtors elected to relinquish certain licenses, which subsequently were reauctioned, and the bankruptcy court issued an order making the election effective. Pacific Eagle, a secured creditor of the debtors, filed with the court a motion for reconsideration of the election order. The motion was denied, and Pacific Eagle appealed the denial to the U.S. District Court for Northern Maryland. As a result, the bankruptcy court stayed its order denying the motion for reconsideration pending appeal. Because the appeal of the election order is still pending, there is uncertainty as to the referenced C Block licenses of the Cook Inlet joint ventures. The district court could order the return of these licenses to the jurisdiction of the bankruptcy court. Further, in the event that these licenses are so returned, it is unlikely that the Cook Inlet joint ventures will be able to recoup the costs incurred by them in connection with the construction and development of systems related to such licenses.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     As of December 31, 1999, we had 71 U.S. patents, twelve foreign patents, 62 U.S. and 82 foreign pending patent applications, seventeen U.S. and 115 foreign trademarks and 23 U.S. and 73 pending foreign trademark applications. The issued patents will expire between 2008 and 2017. We will continue to file patent applications as engineering developments occur. Our policy is to apply for patents or other appropriate or statutory protection when we develop new or improved technology.

     We also rely on trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

EMPLOYEES

     As of December 31, 1999, we had a total of 2,231 employees, including 601 in sales and marketing, 411 in engineering and 1,219 in general administrative, including customer service.

ITEM 2. PROPERTIES

     We, together with VoiceStream, maintain our principal executive offices on leased premises in Bellevue, Washington. We also lease our customer service centers located in the following cities:

Albuquerque, New Mexico   Bethlehem, Pennsylvania
Bellingham, Washington    Fort Lauderdale, Florida
Salem, Oregon

     We, along with our subsidiaries and affiliates, also lease and own locations for inventory storage, microwave, cell site and switching equipment, sales and administrative offices, and retail stores.

ITEM 3. LEGAL PROCEEDINGS

     Except as referenced in the next sentence there are no material, pending legal proceedings to which Omnipoint or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Governmental
Regulation -- Telecommunications Act of 1996 and Other Recent Industry Developments."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Omnipoint was traded on the NASDAQ stock market under the symbol "OMPT." February 25, 2000 was the last day that our common stock was listed for trading on the NASDAQ National Market. The following table sets forth, for the periods indicated, the range of high and low sales price for the common stock as reported on the NASDAQ stock market. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              HIGH      LOW
                        FISCAL 1999                           ----      ---
First Quarter...............................................   16 9/16   9 1/2
Second Quarter..............................................   29 3/4   12 1/2
Third Quarter...............................................   65 1/8   28 1/2
Fourth Quarter..............................................  120 5/8   52 7/8

                                                              HIGH      LOW
                        FISCAL 1998                           ----      ---
First Quarter...............................................   29 3/4   20 7/8
Second Quarter..............................................   30       18 1/2
Third Quarter...............................................   25 3/8    6 13/16
Fourth Quarter..............................................   13        4 5/8

     We have never paid or declared any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. Further, our various financing agreements prohibit us from paying dividends of any kind on the common stock.

     During 1999, we made sales of unregistered equity securities consisting of shares of Series A Non-Voting Convertible Preferred Stock, par value $.01 per share, which were sold to VoiceStream and Hutchison Telecommunications PCS (USA) Limited for an aggregate purchase price of $300 million in connection with the execution of the merger agreement with VoiceStream.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial data have been derived from our consolidated financial statements for the five most recent fiscal years ended December 31, 1999 which have been audited by PricewaterhouseCoopers LLP.

     The selected consolidated financial data should not be relied upon as being indicative of either (i) the historical results that would have been achieved if the VoiceStream merger had been completed prior to any of the periods reported upon or (ii) future results of Omnipoint, since, among other things, as a result of the merger we had to transfer certain of our licenses, operations and assets, including Philadelphia, to joint ventures controlled by Cook Inlet Region, Inc. (see "Business -- Relationship with Cook Inlet -- Joint Ventures in Which We Hold Interests)."

                                                                FISCAL YEAR
                                        ------------------------------------------------------------
                                           1999         1998         1997         1996        1995
                                        ----------   ----------   ----------   ----------   --------
                                                      IN THOUSANDS, EXCEPT SHARE DATA
STATEMENT OF OPERATIONS DATA:
  Revenues............................  $  404,214   $  172,536   $   51,950   $      531
     Total cost of revenues...........     325,041      228,419      108,335        3,230
     Sales, general and
       administrative.................     354,082      255,242      105,375       47,140   $ 12,619
     Research and development.........       2,990       16,639       23,932       34,975     14,345
     Depreciation and amortization....     198,806      129,043       52,644       15,587     11,038
                                        ----------   ----------   ----------   ----------   --------
  Loss from operations................    (476,705)    (456,807)    (238,336)    (100,401)   (38,002)
     Interest income (expense), net...    (248,744)    (175,832)     (76,189)     (26,529)       232
     Income tax benefit(1)............       8,250
                                        ----------   ----------   ----------   ----------   --------
  Loss before extraordinary items.....  $ (686,653)  $ (652,667)  $ (314,419)  $ (126,930)  $(37,770)
  Net loss attributable to common
     stockholders(2)(3)...............  $ (707,571)  $ (677,727)  $ (321,010)  $ (126,930)  $(37,770)
  Basic and diluted loss per common
     share(4)(5):
     Loss before extraordinary
       item(6)........................  $   (13.23)  $   (12.66)  $    (6.10)  $    (2.74)  $
     Net loss per common
       share -- basic and
       diluted(6).....................  $   (13.23)  $   (12.87)  $    (6.23)  $    (2.74)  $
BALANCE SHEET DATA:
  Working capital (deficit)...........  $   55,129   $  (44,025)  $  (92,165)  $  246,315   $ (1,410)
  Total assets(7).....................  $2,327,632   $2,066,604   $1,779,589   $1,419,472   $474,990
  FCC license obligations(7)..........  $  334,971   $  444,737   $  758,590   $  709,853   $347,518
  Other long-term debt................  $2,657,762   $1,954,509   $  991,852   $  477,503   $ 48,349
  Preferred stock.....................  $  597,109   $  276,191                             $ 44,127
  Total stockholders' equity
     (deficit)(8).....................  $ (958,822)  $ (586,020)  $ (181,906)  $  133,774   $(30,548)

---------------
(1) We recorded a benefit for income taxes of $8.25 million from the realization of certain state net operating losses.

(2) We recorded an extraordinary loss on the return of certain C Block licenses of $11.1 million for 1998.

(3) We recorded an extraordinary loss on the early extinguishment of debt of $6.6 million in 1997.

(4) Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus other dilutive securities. As we are in a loss position, basic and diluted earnings per common share are the same amount. Diluted earnings per common share has not been adjusted for the impact of the Cumulative Convertible Preferred Stock for 1999 and 1998, the redeemable preferred stock in 1995, and for the stock options and warrants for 1995 through 1999, as they are anti-dilutive.

(5) Because we had our initial public offering of common stock in 1996, basic and diluted earnings per common share are not included for 1995.

(6) Basic and diluted loss per common share is shown net of the accretion of the 7% Cumulative Convertible Preferred Stock in 1999 and 1998.

(7) During the second quarter of 1998, we returned fourteen C Block licenses and disaggregated 15MHz of four remaining C Block licenses. As a result, we recognized a book reduction in FCC license obligations of $242.3 million and a reduction of assets of $296 million.

(8) Included in stockholders' equity (deficit) is the issuance of 325,000 shares of Cumulative Convertible Preferred Stock in the second quarter of 1998. Net proceeds from the issuance totaled $252.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from the results discussed in forward-looking statements. The consolidated financial data should not be relied upon as being indicative of either (i) the historical results that would have been achieved if the VoiceStream merger had been completed prior to any of the periods reported upon or (ii) future results of Omnipoint, since, among other things, as a result of the merger we had to transfer certain of our licenses, operations and assets, including Philadelphia, to joint ventures controlled by Cook Inlet Region, Inc. (see "Business -- Relationship with Cook Inlet -- Joint Ventures in Which We Hold Interests)."

OVERVIEW

     At December 31, 1997, we offered PCS services in New York and had just commenced operations in Philadelphia and Atlantic City. One year later, we had built and launched services in over 20 additional cities, including Boston, Providence, Miami, West Palm Beach, Fort Lauderdale, Detroit, Indianapolis, Albany, Syracuse and Hartford. We had also commenced operations in two joint ventures, which offer services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading and a joint operating agreement which offers service in Wichita, KS. In 1999 we entered into a joint venture which covers the Northern Michigan area and in late 1999, with VoiceStream in the Washington/Baltimore market. We, through OTI, are a developer and supplier of wireless communication technologies, products and engineering services.

     Highlights of our financial operations in 1999 and 1998 are as follows:

     - December 1999: $105 million Lehman OCI Facility

     - December 1999: Completed joint venture with VoiceStream for the acquisition of Sprint's
       Washington/Baltimore GSM infrastructure equipment

     - October 1999: Agreed to merge with East/West Communications

     - September 1999: $205 million of 11 1/2% Senior Notes

     - June 1999: Agreed to merge with VoiceStream

     - April 1999: Successfully bid $45 million for 33 C Block licenses

     - March 1999: $250 million Vendor Financing completed

     - December 1998: $125 million of 14% Senior Notes

     - December 1998: Detroit and Indianapolis markets launched

     - July 1998: $160 million credit facility with Bank of America
       International

     - June 1998: Connecticut and upstate New York markets launched

     - June 1998: Return of C Block licenses resulting in reduction of $337 million of FCC debt and accrued interest

     - May 1998: $325 million from preferred stock issuance

     - March 1998: Boston and Miami markets launched

     - February 1998: Refinancing of $516 million interim credit facility with a $750 million credit facility

     - January 1998: $400 million credit facility for the Midwest markets

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  REVENUES:

     Revenues for 1999 were $404.2 million, as compared to revenues of $172.5 million for 1998, an increase of $231.7 million, or 134.3%.

  PCS Services

     Service revenues for 1999 were $341.7 million, as compared to $141.1 million for 1998, an increase of $200.6 million, or 142.1%. The increase in service revenues was due to the continued increase in the number of managed customers coupled with higher managed customer usage and a significant increase in domestic and international roaming. As a result of the increase in the number of managed customers, handset and accessories revenues for 1999 were $59.8 million, as compared to $26.6 million for 1998, an increase of $33.2 million, or 124.8%. The larger managed customer base resulted from increased penetration in existing markets and offering commercial service in additional markets, during 1999. A significant portion of the Company's customer base is prepay customers.

  PCS Technology

     PCS Technology revenues for 1999 were $2.7 million as compared to $4.8 million in 1998. We were a party to several engineering contract services agreements throughout 1999, however, they can be terminated under certain circumstances at either party's option.

  COST OF SALES:

     Total costs of service revenues and operations, handset and accessories revenues and engineering services for 1999 were $325.0 million, as compared to $228.4 million for 1998, an increase of $96.6 million, or 42.3%.

  PCS Services

     Cost of service revenues and operations were $155.6 million for 1999, as compared to $124.2 million for 1998, an increase of $31.8 million, or 25.6%. Our managed customer base grew by approximately 540,000 managed customers during 1999 to a managed customer base of approximately 910,000 managed customers, or an increase of approximately 145%. These increases resulted from our offering commercial service in additional markets in 1999, including the Detroit and Indianapolis markets launched in December 1998 as well as the expansion in its markets.

     Cost of handset and accessories revenues for 1999 were $167.5 million, as compared to $100.1 million for 1998, an increase of $67.4 million, or 67.3%. Handset and accessories costs increased as a result of strong growth in customer additions as well as distribution channel stocking related to an increase in distribution outlets during 1999.

  PCS Technology

     Engineering services total cost of sales were $2.0 million for 1999, as compared to $4.2 million for 1998, a decrease of $2.2 million, or 52.4%.

  DIRECT EXPENSES:

     Research and development expenses in the PCS Technology segment for 1999 were $3.0 million, as compared to $16.6 million for 1998, a decrease of $13.6 million, or 82%. Beginning in 1998, we entered into several joint development arrangements that funded the majority of our research and development efforts.

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

     Sales, general and administrative costs for 1999 were $354.1 million, as compared to $255.2 million for 1998, an increase of $98.9 million, or 38.8%. The increase was primarily driven by (i) a 145% increase in the customer base in 1999; and (ii) an increase in the number of employees by 11%. As a result of the increases in managed customers and employees, advertising and marketing, payroll and indirect acquisition costs increased substantially in 1999. Customer acquisition costs per managed customer additions continued to decline during 1999 and were under $300 for the year.

  OTHER EXPENSES AND INCOME:

     Depreciation and amortization expenses for 1999 were $198.8 million, as compared to $129.0 million for 1998, an increase of $69.8 million, or 54.1%. The increase in depreciation expense is related to network infrastructure equipment placed into service as a result of our continued expansion coverage in its existing markets as well as a full-year's service in markets launched during 1998. The growth in amortization expense was primarily due to the commencement of amortization of the FCC licenses associated with the markets placed into commercial service at the end of 1998 and during 1999, including licenses obtained in the C Block reauction.

     As a result of the changes in revenues and operating costs and expenses discussed above, our losses from operations for 1999 were $476.7 million, as compared to $456.8 million for 1998, an increase of $19.9 million, or 4.4%.

     Equity in losses from joint ventures for 1999 was $4.7 million, as compared to $11.9 million in 1998, a decrease of $7.2 million, or 60.3%.

     Interest income for 1999 was $13.0 million, as compared to $11.4 million for 1998, an increase of $1.7 million, or 14.7%. The increase was due to higher balances of cash for us during 1999 as a result of our fundraising activities.

     Interest expense for 1999 was $261.8 million, as compared to $187.2 million for 1998, an increase of $74.6 million, or 39.8%. The increase was due to increased amounts outstanding from loans payable under financing agreements and the senior notes, partially offset by capitalized interest and a reduction in FCC obligations. Our capitalized interest for 1999 was $0.4 million, as compared to $10.3 million for 1998, a decrease of $9.9 million, or 96.1%.

     Gain on sale of subsidiaries stock in 1999 was $41.0 million, which primarily represents the sale of OTI stock which resulted in a $41.6 million gain. There were no such sales in 1998.

     Income tax benefit of $8.2 million resulted from the realizability of certain of our state net operating losses in 1999, of which $3.0 million was received prior to December 31, 1999. Since we obtained the approval to sell the net operating losses in 1999, there was no corresponding benefit in 1998.

     Loss before extraordinary item for 1999 was $686.7 million, as compared to $652.7 million for 1998, an increase of approximately $34.0 million, or 5.2%. This increase was primarily due to a general increase in operating expenses associated with a 145% increase in the customer base, non-operating items and expansion of commercial operations in existing markets, partially offset by higher revenues.

     Accretion of 7% cumulative convertible preferred stock was $20.9 million in 1999 as compared to $13.9 million in 1998. The increase of $7.0 million was due to a full-year's accretion in 1999 compared to a partial year's accretion in 1998.

     Net loss after extraordinary item and accretion of the 7% cumulative convertible preferred stock for 1999 was $707.6 million as compared to $677.7 million, an increase of $29.9 million or 4.4%

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  REVENUES:

     Revenues for 1998 were $172.5 million, as compared to revenues of $52.0 million for 1997, an increase of $120.5 million, or 231.7%.

  PCS Services

     Service revenues for 1998 were $141.1 million, as compared to $30.8 million for 1997, an increase of $110.3 million, or 358.1%. The increase in service revenues was due to the continued increase in the number of subscribers partially offset by a decrease in managed customer usage. As a result of the increase in the number of managed customers, handset and accessories revenues for 1998 were $26.6 million, as compared to $11.6 million for 1997, an increase of $15.0 million, or 129.3%. The larger customer base resulted from commercial operations in the metropolitan areas of New York, Miami, Boston, Providence, Philadelphia and several other Pennsylvania markets. The New York and Philadelphia metropolitan area coverages continued to expand during 1998, along with other less populated Pennsylvania markets. The Boston and Miami metropolitan areas began service in March 1998 while the Detroit and Indianapolis markets launched in December 1998. Revenues for 1997 consisted primarily of service revenue and handset sales associated with the launch of commercial service of the New York MTA network in February 1997, and the Philadelphia network in September 1997. A significant portion of our managed customer base is prepay customers.

  PCS Technology

     PCS Technology revenues of $4.8 million related to engineering services in 1998, as compared to revenues of $9.6 million related to engineering services and license fees in 1997. OTI was a party to several engineering contract services agreements, which continued into 1999.

  COST OF SALES:

     Total costs of service revenues and operations, handset and accessories revenues and engineering services for 1998 were $228.4 million, as compared to $108.3 million for 1997, an increase of $120.1 million, or 110.9%.

  PCS Services

     Cost of service revenues for 1998 were $124.2 million, as compared to $45.4 million for 1997, an increase of $78.8 million, or 173.7%. Included in the cost of service revenues for 1998 was approximately $9.6 million of costs associated primarily with international fraudulent telephone calls committed during the first six months of 1998. We believe that the sources of this fraud were effectively suppressed and steps were taken with foreign carriers to limit future exposure to such fraudulent charges. Excluding these fraudulent charges, the key causes for the increase in cost of service revenues were the increase in the number of cell sites in operation from 927 at December 31, 1997 to over 2,800 at December 31, 1998, expanded minutes of use and significantly higher managed customer additions. Our managed customer base grew by approximately 230,000 managed customers to 370,000 managed customers during 1998, or an increase of approximately 164%. These increases resulted from our offering commercial service in several additional markets in 1998, including the Boston and Miami markets launched at the end of the first quarter of 1998, the Connecticut and upstate New York markets launched in June 1998 and the Detroit and Indianapolis markets launched in December 1998.

     Cost of handset and accessories revenues for 1998 were $100.1 million, as compared to $61.9 million for 1997, an increase of $38.2 million, or 61.7%. Handset and accessories costs increased as a result of strong growth in customer additions during 1998, partially offset by a decrease in unit costs compared to 1997.

  PCS Technology

     Engineering services total cost of sales were $4.2 million in 1998, as compared to $1.1 million for 1997, an increase of $3.1 million, or 281.8%. The increase was primarily a result of our additional engineering services revenues in 1998.

  DIRECT EXPENSES:

     Research and development expenses in our subsidiary for 1998 were $16.6 million, as compared to $23.9 million for 1997, a decrease of $7.3 million, or 30.5%. This decrease was related to OTI's completion in 1998 of its work on the IS661 PCS Fixed Access System (PFAS). In contrast, a majority of our 1997 research and development expenses were associated with the development efforts of the PFAS programs. Additionally, in 1998, we had entered into several joint development arrangements that fund portions of our research and development efforts.

     Sales, general and administrative expenses for 1998 were $255.2 million, as compared to $105.4 million for 1997, an increase of $149.9 million, or 142.2%. The increase was primarily driven by (i) a 164% increase in the customer base in 1998; (ii) an increase in the number of distribution outlets by 255.6%; and
(iii) an increase in the number of employees by 36.8%. As a result of the increases in managed customers and employees, advertising and marketing, consulting, payroll and indirect acquisition costs increased substantially in 1998. Customer acquisition costs per managed customer additions continued to decline during 1998 and were under $500 for the year. Bad debt expense as a percentage of total revenues increased in 1998, as compared to 1997. During the second and third quarters of 1998, we undertook a significant effort to write off accounts receivable balances and adjust its allowance for doubtful accounts. The provision for doubtful accounts as a percentage of revenue improved substantially in the fourth quarter. We took actions during the third and fourth quarters to address bad debt issues going forward including installation of a customer profiling system, implementation of an improved credit scoring system, implementation of barring procedures that limit customers from making calls to certain foreign countries without additional credit approvals, and an increase in our monitoring of managed customer activity. As a result of the rapid increase in managed customers and the pioneering of prepaid services, we outsourced certain functions, particularly in customer care support and billing. We opened a second customer care center in the third quarter of 1998, and also introduced a new Intelligent Network (IN) platform to better serve the needs of prepaid customers.

  OTHER EXPENSES AND INCOME:

     Depreciation and amortization expenses for 1998 were $129.0 million, as compared to $52.6 million for 1997, an increase of $76.4 million, or 145.1%. The increase in depreciation expense was related to network infrastructure equipment placed into service as a result of our continued expansion of coverage in our existing markets as well as services launched in new markets during 1998. The growth in amortization expense was primarily due to the commencement of amortization of the FCC licenses associated with the markets placed into commercial service during the year.

     As a result of the changes in revenues and operating costs and expenses discussed above, our losses from operations for 1998 were $456.8 million, as compared to $238.3 million for 1997, an increase of $218.5 million, or 91.7%.

     Equity in losses from joint ventures for 1998 was $11.4 million, as compared to zero in 1997. As expected, we incurred additional losses as a result of our equity ownership interest in the PCS One joint venture as it continued to build out its network and expand its customer base in central Pennsylvania.

     Interest income for 1998 was $11.4 million, as compared to $12.9 million for 1997, a decrease of $1.5 million, or 11.6%. The decrease was due to the use of cash and cash equivalents to pay for network equipment purchases and operating expenses for new and existing markets in 1998, partially offset by interest from the proceeds of the May 1998 preferred stock offering.

     Interest expense for 1998 was $187.2 million, as compared to $89.1 million for 1997, an increase of $98.1 million, or 110.1%. The increase was due to increased amounts outstanding from loans payable under financing agreements and the senior notes, partially offset by capitalized interest and a reduction in FCC obligations. Our capitalized interest for 1998 was $10.3 million, as compared to $54.6 million for 1997, a decrease of $44.3 million, or 81.1%.

     Loss before extraordinary item for 1998 was $652.7 million, as compared to $314.4 million for 1997, an increase of $338.3 million, or 107.6%. This increase was primarily due to a general increase in operating expenses, an increase in net other expenses associated with a 164% increase in the customer base, a nearly tripling of the number of marketed POPs, and expansion of commercial operations in existing and new markets, partially offset by higher revenues.

     In June 1998, we recognized an extraordinary loss of $11.1 million from the return of certain C Block licenses. We returned fourteen licenses and disaggregated four others. In 1997, we recognized an extraordinary loss of $6.6 million from the early extinguishment of debt.

     In May 1998, we issued $325.0 million of 7% Cumulative Convertible Preferred Stock. We received net proceeds of $252.2 million, net of the $62.8 million deposit. During 1998, we recorded $13.9 million of accretion related to the Preferred Stock.

     Net loss after extraordinary item and accretion of the 7% Cumulative Convertible Preferred Stock for 1998 was $677.7 million, as compared to $321.0 million, an increase of $356.7 million, or 111.1%.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note 2 to the accompanying financial statements on February 25, 2000, we became a wholly owned subsidiary of VoiceStream. On February 24, 2000, Hutchison Telecommunications PCS (USA) Limited converted its $150 million Series A Non-Voting Convertible Preferred Stock into voting shares of Omnipoint. Upon the merger these shares were exchanged for VoiceStream shares. On February 25, 2000, prior to the merger, we consummated our merger with East/West Communications by the issuance of 1.775 million shares of our common stock. Immediately prior to the merger, we transferred all of our C and F Block licenses together with the associated assets and liabilities in markets solely operating on these licenses to newly created joint ventures owned 49.9% by us. Upon consummation of the merger, VoiceStream re-paid $1.7 billion of the remaining loans payable under Financing Agreements secured by collateral in specific markets with the proceeds of VoiceStream's new $3.25 billion senior secured credit facility. One of our subsidiaries is a party to that credit facility and funds under such facility are available to fund our operations as well as those of VoiceStream.

     Following the merger, VoiceStream prepaid the $25 million 12% Institutional Notes due November 2000. In addition, VoiceStream will complete an offer to purchase or exchange our remaining senior notes as required pursuant to each of the respective indentures.

     As a result of the merger, and as a wholly owned subsidiary of VoiceStream, we will be highly dependent on the financing and capital resources of our parent company, VoiceStream.

     We had cash and cash equivalents and short-term investments of $347.0 million as of December 31, 1999, which increased $108.7 million from December 31, 1998. Of this balance, cash and cash equivalents of $347.0 million increased by $152.3 million from December 31, 1998. The increase was primarily due to advances of $855.1 million from financing activities, partially offset by $445.7 million of cash used in operating activities and $257.2 million used in investing activities. As of December 31, 1999, we had working capital of $55.1 million, which increased $99.1 million from the prior year's negative working capital of $ 44.0 million. We expect operating losses and working capital deficits to continue as we continue to grow our PCS operations. We believe that access to capital and financial flexibility is necessary to successfully implement our strategy.

     The cash provided from financing activities of $855.1 million included net proceeds of $296.0 million from the issuance of Series A Non-Voting Convertible Preferred Stock, proceeds of $252.6 million from new issuance of the OCI Financing Agreements for general corporate purposes, proceeds of $222.7 million from vendor financing and proceeds of $199.4 million from the issuance of 11 1/2% Senior Notes. These amounts were partially offset by principal repayments associated with our related obligations.

     Cash used in operating activities of $445.7 million resulted from our operations and expenses related to the continued build-out of our core PCS networks as well as interest expense on our various borrowings. We incurred increased network operating costs due to growth in the number of managed customers and the related network usage.

     Cash used in investing activities of $257.2 million primarily related to the purchase of fixed assets of $248.2 million to support our continuing expansion. The acquisition of C Block licenses of $45.1 million and other long term assets of $20.2 million were offset by $52.1 million obtained from the sale of subsidiaries' stock.

     Our future financing requirements will depend upon many factors, including the successful development of products and services, the extent and timing of acceptance of our products and services in the market, requirements to maintain adequate facilities, the progress of our research and development efforts, expansion of our marketing and sales efforts, and our results of operations and the status of competitive products and services. We believe that we will require substantial amounts of additional capital over the next several years and anticipate that this capital will be derived from our parent, VoiceStream, or other financing arrangements. There can be no assurance, however, that the merged company will obtain additional funding to fund our operations and capital expenditures. To the extent that the build-out of the networks is faster than expected, the costs are greater than anticipated, or we take advantage of other opportunities, including those that may arise through current and future FCC actions, we may require additional funding to implement its business strategy.

     For 2000, we anticipate spending approximately $400 million for capacity and expansion of operating markets and further development of our operations (amounts do not include anticipated spending by our Cook Inlet joint ventures). Additionally, it is anticipated that VoiceStream and we will spend an aggregate of approximately $200 million related to new call centers and expansion of existing call centers, as well as other back office systems. We will use cash on hand and amounts available for borrowing under the new credit facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of operations, including the build-out of our markets, provide for working capital and service debt. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from our existing capital resources, we may be required to curtail our service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     We believe that our future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside our control. These factors include the cost of build-out of the networks (including any unanticipated costs associated therewith), fluctuating market demand for our equipment and services, establishment of a market for PCS, pricing, competitive services, the timing of significant orders for our equipment, delays in the introduction of new products and services, competitive equipment introductions, changes in the regulatory environment, the cost and availability of equipment components and general economic conditions.

     Our success in the implementation and operation of our networks is subject to certain factors beyond our control. These factors include, without limitation, changes in the general and local economic conditions, availability of equipment, changes in communication service rates charged by others, changes in the supply and demand for PCS and the commercial viability of PCS systems as a result of competition from wireline and wireless operators in the same geographic region, changes in the federal and state regulatory schemes affecting the operation of PCS systems (including the enactment of new statutes and the promulgation of changes in the interpretation or enforcement of existing or new rules and regulations) and changes in technology that have the potential of rendering obsolete the Omnipoint/GSM system as well as other systems planned for deployment. In addition, the extent of the potential demand for PCS in our markets cannot be estimated with any degree of certainty. There can be no assurance that one or more of these factors will not have an adverse effect on our financial conditions and results of operations.

YEAR 2000 COMPLIANCE

     Many of the world's computer systems (including those in non-information technology equipment and systems) record years in a two-digit format. If not addressed, such computer systems would be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the Y2K issue). A number of our technology systems are affected by the Y2K issue. To ensure that the Company would be Y2K compliant before the new millennium, we formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent of non-compliance with the Y2K issue and to formulate a Y2K compliance plan. We reviewed our embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and upgraded our infrastructure and corporate facilities to achieve Y2K compliance. In addition, we worked with our suppliers to assess their compliance and remediation efforts and our exposure to them. We believes that all of our critical business systems are Y2K compliant.

     Over the past two years we focused on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers. The Y2K compliance team created a five-stage process for becoming Y2K compliant. The five process stages we performed were:

     - compiling a complete inventory of all date sensitive technology equipment;

     - prioritizing systems affected based on estimated time to compliance, as well as vendor and maintenance schedules;

     - performing modification to affected systems;

     - completing testing of modified systems; and

     - implementing modified systems.

     We completed all stages of our date sensitive technology equipment and modified and tested all of our systems.

  Costs

     Total costs incurred to date specifically associated with becoming Y2K compliant have been approximately $1.2 million. We believe that the total costs of becoming Y2K compliant have been substantially incurred with no significant additional expenditures planned for 2000. Previous estimates included costs to replace existing software for a critical business system. We were able to remediate this software which resulted in significantly lower expenditures than the $2.8 million that was originally planned. Non-specific costs associated with becoming Y2K compliant, such as maintenance contracts that automatically upgrade certain technology components within a larger upgrade, which have not been included in theses costs are estimated to be approximately $10.6 million. These costs are considered by us to be a normal expense. The portions of these costs that relate specifically to Y2K compliance are included in the Y2K estimates if they can be separately identified.

     As a result of our efforts there were no major problems during the first quarter of 2000. We will continue to monitor our systems for potential Y2K problems, but do not foresee any areas of concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Financial Accounting Standard No. 137, Deferral of the Effective Date of SFAS 133, was issued in July 1999 and delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management expects minimal impact from this new standard.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. We are currently evaluating the full impact of this bulletin to determine the impact on our financial position and results of operations. The impact, if any, of the staff's interpretations would be reflected in the post-merger financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The names, ages and positions of our executive officers and directors, who became such on February 25, 2000, when the merger with VoiceStream was completed, are listed below along with their business experience for the past five years. Mr. Stanton, and, until May 3, 2002, Messrs. Guthrie and Bender, may serve as officers of VoiceStream and its subsidiaries (including Omnipoint) and Western Wireless. It is anticipated that they will divide their time between VoiceStream and its subsidiaries (including Omnipoint) and Western Wireless.

                 NAME                AGE                           POSITION
                 ----                ---                           --------
    John W. Stanton................  44    Chairman, Chief Executive Officer, and Director
    Robert R. Stapleton............  41    President and Director
    Donald Guthrie.................  44    Vice Chairman and Director
    Cregg B. Baumbaugh.............  43    Executive Vice President -- Finance, Strategy and
                                           Development, and Director
    Alan R. Bender.................  45    Executive Vice President, General Counsel and Secretary
                                           and Director
    Kjell S. Andersson.............  57    Executive Vice President
    Robert P. Dotson...............  39    Senior Vice President -- Marketing and Sales
    Timothy R. Wong................  43    Senior Vice President -- Engineering
    Patricia L. Miller.............  36    Vice President, Controller and Principal Accounting
                                           Officer

     John W. Stanton has been a director of Omnipoint since March 20, 2000. He has been a director of VoiceStream since February 1998, and has been Chief Executive Officer and Chairman of VoiceStream since its formation in 1994. Mr. Stanton has also been a director, Chief Executive Officer and Chairman of Western Wireless and its predecessors since 1992. Mr. Stanton served as a director of McCaw Cellular from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly-traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice-Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is also a member of the board of directors of Advanced Digital Information Corporation, Microcell Telecommunications Inc., VoiceStream and Columbia Sportswear, Inc. In addition, Mr. Stanton is a trustee of Whitman College, a private college.

     Robert R. Stapleton has been a director of Omnipoint since March 20, 2000. He has been a director of VoiceStream since April 1999 and President of VoiceStream since its formation in 1994. Effective April 1998, Mr. Stapleton became responsible for all operations of VoiceStream. Mr. Stapleton was President of Western Wireless and one of its predecessors from 1992 to May 1999. From 1989 to 1992, he served in various positions with General Cellular, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with Vodafone AirTouch. Mr. Stapleton is also a director of VoiceStream and Microcell Telecommunications Inc.

     Donald Guthrie has been a director since February 25, 2000. He has also been a director of VoiceStream since April 1999 and has been Vice Chairman since February 1998. He has also served as Vice Chairman of Western Wireless since November 1995. From February 1997 to April 1999, he also served as the Chief Financial Officer of Western Wireless. From 1986 to October 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to October 1995, he served as Senior Vice President -- Finance of LIN Broadcasting. Mr. Guthrie is also a director of VoiceStream.

     Cregg B. Baumbaugh has been a director since February 25, 2000. He has also been Executive Vice President -- Finance, Strategy and Development of VoiceStream since May 3, 1999. He served as Senior Vice President -- Corporate Development of VoiceStream and Western Wireless from 1994 to May 1999. From November 1989 through May 1999, he has served in various positions with Western Wireless and its predecessor, including Vice President -- Business Development. From 1986 to 1989, Mr. Baumbaugh was employed by The First Boston Corporation.

     Alan R. Bender has been a director since February 25, 2000. He has been Executive Vice President, General Counsel and Secretary of VoiceStream since May 3, 1999. He also holds the positions of Executive Vice President and Secretary of Western Wireless and was General Counsel of Western Wireless through February 1, 2000. From 1990 to May 1999, he held various positions with Western Wireless, VoiceStream and their respective predecessors, including serving as Senior Vice President and General Counsel and Secretary since 1994.

     Kjell S. Andersson has served as Executive Vice President of Omnipoint and President of Omnipoint Technologies, Inc., a subsidiary of Omnipoint (OTI), from February 1997. Prior to joining Omnipoint, he was Executive Vice President and General Manager of Ericsson Radio Systems AB for five years.

     Robert P. Dotson has been Senior Vice President -- Marketing and Sales of VoiceStream since May 3, 1999. From 1996 to May 1999, he served as Vice President -- Marketing of VoiceStream and Western Wireless. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

     Timothy R. Wong has been Senior Vice President -- Engineering of VoiceStream since May 3, 1999. From 1996 to May 1999, he served as Vice President -- Engineering of VoiceStream and Western Wireless. From 1990 to 1995, Mr. Wong held various positions at US WEST Cellular, serving as Executive Director -- Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992 and Manager -- Systems Design from 1990 to 1991.

     Patricia L. Miller has been Vice President, Controller and Principal Accounting Officer of VoiceStream since May 3, 1999. From 1998 to May 1999, she served as Controller and Principal Accounting Officer of VoiceStream and Western Wireless. From 1993 to 1997, Ms. Miller held various accounting positions with Western Wireless. Prior to 1993, Ms. Miller held various accounting positions with a subsidiary of Weyerhaeuser Company.

     At the end of the last fiscal year ended December 31, 1999, Omnipoint had the following directors and executive officers:

     Douglas G. Smith, age 46, founded Omnipoint in June 1987 and served as Chairman of the Board, President and Chief Executive Officer from June 1987 to February 2000. From 1985 to 1987, he was one of four professionals in a venture capital fund focusing on opportunities in the electronic information industry. From 1980 to 1985, he founded and managed the Investment Data Systems Division of Strategic Information (a division of Ziff-Davis Publishing).

     George F. Schmitt, age 56, served as President of Omnipoint Communications Services, LLC, a subsidiary of Omnipoint (OCS), from January 1997 to February 2000, and President of Omnipoint Communications Inc. (OCI), also a subsidiary of Omnipoint, Executive Vice President of Omnipoint and Director from October 1, 1995 to February 2000. Prior to joining Omnipoint, from November 1994 to September 1995, Mr. Schmitt was President and Chief Executive Officer of PCS PrimeCo, a personal communications service partnership formed by AirTouch Communications, Inc., Bell Atlantic Corporation, NYNEX Corporation and US West Inc.

     Richard L. Fields, age 43, served as a Director of Omnipoint from September 1991 to February 2000. Since February 1994, Mr. Fields has been a Managing Director and Executive Vice President of Allen & Co., and prior to such time he was a Vice President of Allen & Co. Mr. Fields is currently a director of LivePerson, Inc. and the Telecommunications Development Fund.

     Evelyn Goldfine, age 53, served as a Director of Omnipoint from October 1991 to February 2000. Ms. Goldfine is a private venture investor who joined Omnipoint as Director of Administration in 1990, and became Chief Administrative Officer in 1994.

     Arjun Gupta, age 39, served as a Director of Omnipoint from August 1995 to February 2000. Mr. Gupta is the chairman and president of the general partner of Telesoft Partners IA, L.P. From August 1994 to December 1996, Mr. Gupta was a Vice President of Chatterjee Management Company.

     James N. Perry, Jr., age 39, served as a Director of Omnipoint from August 1993 to February 2000. In January 1993, he became Vice President of Madison Dearborn Partners, Inc. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director of Allegiance Telecom, Inc. and Clearnet Communications, Inc.

     James J. Ross, age 61, served as Vice Chairman of the Board from 1989 to February 2000. Mr. Ross is a private venture investor. Since February 1995, Mr. Ross has been Of Counsel in the law firm of Becker Ross Stone DeStefano & Klein and prior to such time, he was a partner at such firm.

     Charles R. Johnston, age 66, served as Chief Operating Officer of OCS from July 1998 to February 2000. Prior to joining Omnipoint and for approximately 17 years, he held numerous executive positions at Pacific Bell Mobil Services.

     Harry Plonskier, age 47, became Treasurer, Chief Accounting Officer and Acting Chief Financial Officer of Omnipoint from October 1998 to February 2000, Vice President, Finance of OCI in July 1994, and served as Vice President, Finance of OCS from January 1997 to February 2000. Prior to joining Omnipoint, Mr. Plonskier served as Vice President and Controller of Dyson Kissner Corporation, a privately held investment holding company. Previously, Mr. Plonskier served as Chief Financial Officer of Cellular One of New York (the McCaw/LIN cellular system).

                     THE BOARD OF DIRECTORS AND COMMITTEES

     Our Board of Directors met five times during 1999. Except for Messrs. Schmitt and Gupta, all directors attended more than 75% of all meetings of the Board of Directors.

     Prior to Mr. Paul J. Finnegan's resignation in April 1999, the Audit Committee consisted of Messrs. Finnegan and Ross. The Audit Committee, certain members of the Board and senior management met three times during 1999 with PricewaterhouseCoopers LLP, our independent auditors, to review and supervise our financial controls, including selecting the firm of independent accountants to audit the financial statements and monitor the effectiveness of the audit effort and our financial and accounting organization and financial reporting.

     The Compensation Committee consisted of Messrs. Fields, Gupta and Perry and met three times during 1999. This Committee established and reviewed our general compensation policies applicable to our executive officers, reviewed and approved the level of compensation awarded to our Chief Executive Officer and other executive officers, and prepared and delivered to the Board of Directors a report disclosing compensation policies applicable to our executive officers and the bases for the Chief Executive Officer's compensation during the last fiscal year. The Compensation Committee also administered our Amended and Restated 1990 Stock Option Plan, the Omnibus Stock Plan and the Employee Stock Purchase Plan. In addition, the Compensation Committee determined the recipients and terms of any non-plan grants, sales and awards of our securities to employees, officers, directors and our consultants.

     Directors did not receive any fees for service on the Board of Directors. Non-employee directors were reimbursed for their out-of-pocket travel expenses for each Board of Directors and Committee meeting attended.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

     SEC rules require us to disclose all known delinquent Section 16(a) filings by our officers, directors and 10% stockholders in this Form 10-K. Based solely on our review of the copies of reports received by us, or written representations from certain reporting persons that no such reports were required for those persons, we believe that, for the period beginning January 1, 1999 through December 31, 1999, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except that Messrs. Smith, Schmitt and Perry did not timely file a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain annual compensation information for our Chief Executive Officer and the other four most highly paid executive officers of Omnipoint whose annual salary exceeded $100,000 as of December 31, 1999 (collectively, the Named Officers). None of the following individuals (except for Mr. Andersson) are currently Executive Officers of Omnipoint.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                        ANNUAL COMPENSATION                   ------------
                                         -------------------------------------------------      OPTIONS
                                                                            OTHER ANNUAL       (IN NUMBER
      NAME AND PRINCIPAL POSITION        YEAR     SALARY      BONUS(1)     COMPENSATION(2)     OF SHARES)
      ---------------------------        ----    --------    ----------    ---------------    ------------
Douglas G. Smith.......................  1999    $299,616    $1,922,618(3)     $33,630          300,000
  Former President and                   1998     262,115       129,375         31,820               --
  Chief Executive Officer                1997     214,130       147,615         32,730               --
George F. Schmitt......................  1999     299,616       418,771         81,624          300,000
  Former Executive Vice President and    1998     262,115       129,375         19,621               --
  President of OCS                       1997     223,270       127,500            720               --
Kjell S. Andersson.....................  1999     237,000       296,250         63,993               --
  Executive Vice President and           1998     236,862       126,000         37,662               --(4)
  President of OTI                       1997     188,654(5)     54,000         92,678(6)       192,000
Charles R. Johnston....................  1999     194,887       153,935         21,168           10,000
  Former Chief Operating Officer of OCS  1998     156,776(7)     47,670         20,228           16,000(8)
                                         1997      57,077(9)         --         22,500(10)       25,500(11)
Harry Plonskier........................  1999     185,000       119,466          7,200           85,000
  Former Treasurer, Chief Accounting     1998     167,230(12)     51,350         6,000           10,500
  Officer and Acting Chief               1997     148,840        32,280          6,000               --
  Financial Officer

---------------
 (1) Our executive officers are eligible for annual cash bonuses. Such bonuses are generally earned in the previous year based upon achievement of corporate and individual performance objectives determined by the Compensation Committee; however, certain bonuses are specified in employment agreements. Executive officers were paid a portion of their base target bonus for 1999 during the calendar year 1999.

 (2) Includes amounts reimbursed in connection with travel expenses, supplemental benefit programs and premiums on life insurance.

 (3) Of this amount, $1,500,000 represents a one-time incentive bonus, which was related to the signing of the Omnipoint reorganization agreement. The bonus of $122,618 reflects the amount earned in 1998, paid in 1999, based upon achievement of corporate and individual performance objectives in 1998. The remaining $300,000 was paid as the base target bonus for 1999 pursuant to his employment agreement. The full amount of his bonus for 1999 has not yet been determined.

 (4) Under the Omnipoint Technologies, Inc. Equity Incentive Plan, Mr. Andersson received options to purchase 1,250,000 shares of Common Stock of OTI. These options were cancelled in August 1999 for which Mr. Andersson received $849,279 from OTI.

 (5) Mr. Andersson joined Omnipoint in February 1997. His annual salary for fiscal 1997 would have been $225,000 if he were with Omnipoint for the entire year.

 (6) Includes $92,678 reimbursement for moving expenses.

 (7) Mr. Johnston held three different roles in OCS during the year, starting as General Manager of the New England region and becoming Chief Operating Officer of OCS in July 1998.

 (8) Includes options for 4,000 shares, which were granted below fair market value.

 (9) Mr. Johnston joined Omnipoint in July 1997. His annual salary for fiscal year 1997 would have been $140,000 if he were with Omnipoint for the entire year.

(10) Includes $15,000 transition allowance.

(11) Includes options for 3,000 shares, which were granted below fair market value.

(12) Mr. Plonskier was Vice President, Finance of OCS during all of 1998 and in addition became Treasurer, Chief Accounting Officer and Acting Chief Financial Officer of Omnipoint in October 1998.

     The following table contains further information concerning the stock option grants made to each of the Named Officers during the fiscal year ended December 31, 1999.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                          INDIVIDUAL GRANTS
                       -------------------------------------------------------
                       NUMBER OF      % OF TOTAL                                     POTENTIAL REALIZABLE VALUE AT
                       SECURITIES      OPTIONS                                    ASSUMED ANNUAL RATES OF STOCK PRICE
                       UNDERLYING     GRANTED TO     EXERCISE OR                  APPRECIATION FOR OPTION TERM ($)(2)
                        OPTIONS      EMPLOYEES IN    BASE PRICE    EXPIRATION    -------------------------------------
        NAME            GRANTED     FISCAL YEAR(1)     ($/SH)         DATE           0%           5%           10%
        ----           ----------   --------------   -----------   -----------   ----------   ----------   -----------
Douglas G. Smith.....   300,000          14.6%        $   16.00        6/22/09   $1,425,000   $5,339,869   $11,346,047
George Schmitt.......   300,000          14.6             16.00       10/05/05-     550,000    3,914,586     9,076,522
                                                                       2/01/09
Kjell S. Andersson...        --            --                --             --           --           --            --
Charles R.               10,000             *               .01         2/4/09      128,650      209,620       333,844
  Johnston...........
Harry Plonskier......    85,000             *         .01-16.00        4/23/09      112,130      937,384     2,203,487

---------------
 *  Less than 1%.

(1) Based on options to purchase 2,057,849 shares granted in fiscal 1999.

(2) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by SEC rules and are not indicative of expected stock performance. Actual gains, if any, on stock option exercises are dependent on future performance of the common stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

     The following table sets forth certain information regarding options to purchase common stock held as of December 31, 1999 by each of the named officers.

                        AGGREGATED OPTION/SAR EXERCISES
               IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR VALUES

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING
                                                          UNEXERCISED OPTIONS AT         VALUE OF UNEXERCISED
                                                                  FISCAL                IN-THE-MONEY OPTIONS AT
                             SHARES                            YEAR END 1999          FISCAL YEAR END 1999 ($)(1)
                            ACQUIRED        VALUE       ---------------------------   ---------------------------
          NAME             ON EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -----------   ------------   -----------   -------------   -----------   -------------
Douglas G. Smith.........         --              --           --        300,000      $        --    $31,387,500
George F. Schmitt........    206,667      11,886,780      545,837        550,000       56,674,876     57,685,440
Kjell S. Andersson.......     32,000       2,140,000       44,800        115,200        4,239,200     11,380,800
Charles R. Johnston......     20,600         659,576           --         30,900               --      3,260,595
Harry Plonskier..........     48,845       4,009,852       19,498         78,716        2,096,878      8,235,439

---------------
(1) Market value of the securities underlying the in-the-money options at December 31, 1999 (based on $120.625 per share, the closing price of common stock on the NASDAQ national market on December 31, 1999), less the exercise price payable for such shares, multiplied by the number of shares underlying the option.

                             EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Mr. Smith effective January 1, 1999. This agreement was assumed by VoiceStream after the Omnipoint merger. Mr. Smith's employment agreement provides for an annual base salary of $300,000, and a target bonus of $300,000. If Mr. Smith resigns from his position for good reason or is terminated without cause, he will be entitled to a lump sum severance payment equal to the sum of his full annual salary and target bonus for the 12 months preceding his resignation or termination. In such event, Mr. Smith also will be entitled to an additional amount, equivalent to the severance payment, but paid out in equal installments over the 12-month period that begins one year after Mr. Smith's termination. Mr. Smith will receive continued medical benefits throughout the severance payment period. All of Mr. Smith's outstanding options will vest upon the earliest of his termination without cause, resignation for good reason, or one year after the date that the Omnipoint merger was completed.

     Under the terms of Mr. Smith's employment agreement, Mr. Smith has agreed that during the term of his employment and for a period of up to two years after the cessation of his employment under this agreement, he will not directly or indirectly engage in the business of providing wireless personal communication or data services in any geographic area served by Omnipoint.

     We entered into an employment agreement with Mr. Schmitt effective October 1, 1995, which provided for an initial annual salary of $225,000. Pursuant to the agreement, Mr. Schmitt served as President of OCI and Executive Vice President of Omnipoint. Mr. Schmitt was eligible for an annual bonus of up to $50,000 or such greater amount as determined by the Compensation Committee. In 1999, Mr. Schmitt's employment agreement was amended to adjust his annual salary to $300,000 and target bonus to $300,000. If Mr. Schmitt resigns from his position for good reason or is terminated without cause, he will be entitled to a lump sum severance payment equal to the sum of his full annual salary and target bonus for the 12 months preceding his resignation or termination. In such event, Mr. Schmitt also will be entitled to an additional amount, equivalent to the severance payment, but paid out in equal installments over the 12-month period that begins one year after Mr. Schmitt's termination. Mr. Schmitt's employment agreement also provided for forgiveness of the principal and interest payments due under a note from Mr. Schmitt to Omnipoint for the purchase of 125,000 shares of Common Stock. Mr. Schmitt's employment agreement provided that during the employment period and for two years thereafter, Mr. Schmitt would not engage in the business of providing wireless personal communication services anywhere in the territory covering the New York MTA or other geographic regions covered by licenses for which Mr. Schmitt had managerial responsibility. Such non-competition provision is not violated by the employee's ownership of less than 1% of the outstanding stock of a publicly held corporation.

     We entered into an employment agreement with Mr. Andersson effective November 3, 1996, which provided for an annual salary of $225,000 (subject to increase by a minimum of 5% each year). Mr. Andersson was eligible for an annual bonus in an amount up to 100% of his salary. In the event the agreement was terminated without cause by Omnipoint or by Mr. Andersson for good reason, for a period of two years following termination, Mr. Andersson was entitled to receive severance compensation in the amount of the base salary, bonus compensation and medical benefits for the most recent 12-month period which would otherwise be payable to Mr. Andersson. Mr. Andersson's employment agreement also provided for the forgiveness of the principal and interest payments due under a note from Mr. Andersson to Omnipoint for the purchase of 60,000 shares of Common Stock. Mr. Andersson's employment agreement contained a general non-compete provision applicable during his employment period and for two years thereafter, which prohibited him from engaging in any business anywhere in the world that provided equipment or services that were being provided by or were under development by OTI at the time he ceased employment with Omnipoint.

     OCS entered into an employment agreement with Mr. Johnston effective August 1, 1997, which provided for an annual salary of $190,000. Mr. Johnston was eligible for an annual bonus in the amount of up to 45% of his salary. Pursuant to his employment agreement, Mr. Johnston was granted an option to purchase 7,000 shares at $0.01 per share; an option to purchase 5,000 shares at $16.00; an option to purchase 12,000 shares at $22.6875; and an option to purchase 17,500 shares at $26.00 per share.

     OCI entered into an employment agreement with Mr. Plonskier effective July 5, 1994, to serve as Vice President, Finance with an initial annual salary of $125,000 per year. In October 1998, Mr. Plonskier was named Treasurer, Chief Accounting Officer and Acting Chief Financial Officer of Omnipoint and effective that date, Mr. Plonskier's annual salary had been adjusted to be $185,000 per year. The agreement further provided that Mr. Plonskier participated in the Executive Bonus Plan whereby he was eligible for an annual bonus in an amount up to 30% of his base salary. Mr. Plonskier's agreement contained a non-compete provision applicable during his employment period and for one year thereafter, which prohibited him from directly or indirectly engaging in the business of OCI, and from soliciting the employees, clients or customers of OCI.

                     COMPENSATION COMMITTEE INTERLOCKS AND
                             INSIDER PARTICIPATION

     The Compensation Committee was formed in October 1995, and the members of the committee are Messrs. Perry, Fields and Gupta. None of the members at any time during the fiscal year ended December 31, 1999, or at any other time, was an officer or employee of Omnipoint.

     During fiscal 1999, Mr. George Schmitt, former Executive Vice President of Omnipoint, served as a director of the general partner of Telesoft Partners IA, L.P. Mr. Arjun Gupta, who served on Omnipoint's compensation committee in 1999, is the chairman and president of that general partnership. Mr. Schmitt received no remuneration as a director of that general partnership during 1999.

     No executive officer of Omnipoint serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of Omnipoint's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of the filing, all outstanding shares of Omnipoint common stock have been exchanged for cash and/or VoiceStream common stock as a result of the reorganization.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the services Allen & Co. rendered as a financial advisor to Omnipoint with respect to various matters, including the merger, Omnipoint paid Allen & Co. a financial advisory fee of $1.5 million during fiscal year 1999. Mr. Richard Fields, a director of Omnipoint during 1999, is a Managing Director and Executive Vice President of Allen & Co.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
(a)  Documents filed as part of the report:
     (1)  Report of Independent Accountants...........................   F-2
          Consolidated Balance Sheets at December 31, 1999 and 1998...   F-3
          Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997............................   F-4
          Consolidated Statements of Stockholders' Equity (Deficit)
          for the years ended December 31, 1999, 1998 and 1997........   F-5
          Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997............................   F-6
          Notes to Consolidated Financial Statements..................   F-7
     (2)  Financial Statement Schedule................................   S-1
     (3)  Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Agreement and Plan of Reorganization by and among
           VoiceStream Wireless Corporation and VoiceStream Wireless
           Corporation, dated June 23, 1999. (Incorporated herein by
           reference to the Company's Form 8-K, filed on July 2, 1999).
 3.1*      Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2@@@    Amended and Restated Bylaws of the Registrant.
 4.1       Certificate of Designation of the Series A Non-Voting
           Convertible Preferred Stock. (Incorporated herein by
           reference to the Company's Form 8-K, filed on July 2, 1999).
 4.2       Indenture, by and between the Company and HSBC Bank, as
           trustee, dated as of September 23, 1999. (Incorporated
           herein by reference to the Company's Form 8-K, filed on
           November 15, 1999).
10.1@      Registrant's Amended and Restated 1990 Stock Option Plan.
10.2@      Form of Incentive Stock Option Agreement under Registrant's
           1990 Stock Option Plan.
10.3@      Form of Stock Option Agreement under Registrant's 1990 Stock
           Option Plan for non-qualified options.
10.4@      Form of Stock Option Agreement outside scope of Registrant's
           1990 Stock Option Plan for non-qualified options.
10.5@      Warrant Certificate, dated August 2, 1991, by and between
           the Registrant and Allen & Company Incorporated.
10.6@      Warrant Certificate, dated August 2, 1991, by and between
           the Registrant and Allen & Company Incorporated.
10.7@      Letter agreement, dated June 29, 1995, by and between the
           Registrant and Allen & Company Incorporated (relating to
           Exhibit 10.6).
10.8       [Intentionally left blank.]
10.9@      [Intentionally left blank.]
10.10@     [Intentionally left blank.]
10.11@     Employment Agreement, effective October 1, 1995, by and
           between the Registrant, Omnipoint Communications Inc. and
           George F. Schmitt.
10.12@     Promissory Note, dated October 1, 1995, by George F.
           Schmitt.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.13@     Stock Restriction Agreement, dated October 1, 1995, by and between the Registrant and George F. Schmitt.
10.14@     [Intentionally left blank.]
10.15@     [Intentionally left blank.]
10.16@     Stock Restriction Agreement, dated April 17, 1995, by and
           between the Registrant and Bradley E. Sparks.
10.17***   Employment Agreement, dated November 3, 1996, by and between the Registrant and Kjell S. Andersson.
10.18***   Promissory Note, dated February 24, 1997, by Kjell S.
           Andersson.
10.19***   Stock Restriction Agreement, dated February 24, 1997, by and between the Registrant and Kjell S. Andersson.
10.20@     [Intentionally left blank.]
10.21@     [Intentionally left blank.]
10.22@     [Intentionally left blank.]
10.23@     Amended and Restated Registration Rights Agreement, dated
           June 29, 1995, by and among the Registrant and the parties named therein.
10.24@     First Amended and Restated Voting Agreement, dated June 29,
           1995, by and among the Registrant and the other parties
           named therein.
10.25@     OEM Supply Agreement for Omnipoint PCS (Personal
           Communication Systems) Products, dated September 22, 1994, by and between the Registrant and Northern Telecom Inc.
10.26@     Manufacturing License and Escrow Agreement for Personal
           Communication Service Products, dated February 28, 1995, by and between the Registrant and Northern Telecom Inc.
10.27@     Collaborative Development Agreement, dated March 1, 1995, by and between the Registrant and Northern Telecom Inc.
10.28@     [Intentionally left blank.]
10.29@     Supply Agreement, dated September 22, 1994, by and between
           Omnipoint Communications Inc. and Northern Telecom Inc.
10.30@     Amendment No. 1 to Supply Agreement, dated July 21, 1995, by and between Omnipoint Communications Inc. and Northern
           Telecom Inc.
10.31      [Intentionally left blank.]
10.32***   [Intentionally left blank.]
10.33***   [Intentionally left blank.]
10.34@     [Intentionally left blank.]
10.35@     Note and Warrant Purchase Agreement dated November 22, 1995, between the Registrant and the purchasers named therein.
10.36@     Senior Note Due 2000 issued by the Registrant on November
           22, 1995 to the holder identified therein.
10.37@     Senior Note Due 2000 issued by the Registrant on November
           22, 1995 to the holder identified therein.
10.38@+    [Intentionally left blank.]
10.39@     Letter Agreement, dated January 24, 1996, by and between the
           Registrant and Ericsson Inc.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.40@     [Intentionally left blank.]
10.41@     [Intentionally left blank.]
10.42@     [Intentionally left blank.]
10.43**    [Intentionally left blank.]
10.44**    [Intentionally left blank.]
10.45**    Agreement for Purchase and Sale of Ericsson Inc. Masko
           Terminal Units, dated as of April 16, 1996, by and between
           Ericsson, Inc. and Omnipoint Communications Inc.
10.46**    [Intentionally left blank.]
10.47@@    [Intentionally left blank.]
10.48@@    [Intentionally left blank.]
10.49@@    [Intentionally left blank.]
10.50@@    [Intentionally left blank.]
10.51@@    [Intentionally left blank.]
10.52@@    [Intentionally left blank.]
10.53@@    [Intentionally left blank.]
10.54***   Agreement dated as of February 24, 1997 between the
           Registrant and Kjell S. Andersson, amending Employment
           Agreement dated November 3, 1996.
10.55      Loan Agreement by and among Omnipoint MB Holdings, Inc.,
           Ericsson Inc. and certain other lenders named therein, dated
           July 25, 1997. (Incorporated herein by reference to the
           Company's Current Report on Form 8-K, filed August 28, 1997, amended Form 8-K, filed January 20, 2000 and amended Form
           8-K, filed January 24, 2000).
10.56      Loan Agreement by and among OPCS Philadelphia Holdings,
           Inc., Ericsson Inc. and certain other lenders named therein, dated July 25, 1997. (Incorporated herein by reference to
           the Company's Current Report on Form 8-K, filed March 26,
           1998 and amended Form 8-K, filed January 20, 2000).
10.57      Loan Agreement by and among Omnipoint Midwest Holdings, LLC,
           Northern Telecom Inc. and certain other lenders named
           therein, dated January 30, 1998. (Incorporated herein by
           reference to the Company's Current Report on Form 8-K, filed
           March 26, 1998 and amended Form 8-K, filed January 20,
           2000).
10.58      Loan Agreement by and among Omnipoint Corporation, Omnipoint
           Communications Inc., DLJ Capital Funding Inc. and certain
           other lenders named therein, dated February 17, 1998.
           (Incorporated herein by reference to the Company's Current
           Report on Form 8-K, filed March 26, 1998 and amended Form
           8-K, filed January 20, 2000).
10.59      Note Purchase Agreement by and among Omnipoint Corporation,
           Omnipoint Communications Inc., IBJ Schroder Bank & Trust
           Company and certain other purchasers named therein, dated
           February 17, 1998. (Incorporated herein by reference to the
           Company's Current Report on Form 8-K, filed March 26, 1998 and amended Form 8-K, filed January 20, 2000).
10.60      Purchase Agreement by and among the Company, Donaldson,
           Lufkin & Jenrette Securities Corporation, BancAmerica
           Robertson Stephens, Bear, Stearns & Co. Inc. and Smith
           Barney Inc., dated May 1, 1998. (Incorporated herein by
           reference to the Company's Quarterly Report on Form 10-Q,
           filed May 15, 1998).
10.61      Deposit Agreement by and among the Company, Marine Midland
           Bank, and the holders from time to time of the Depositary
           Shares, dated May 6, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, filed May
           15, 1998).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.62      Deposit Account Agreement by and between the Company and The
           First National Bank of Maryland, dated May 6, 1998.
           (Incorporated herein by reference to the Company's Quarterly
           Report on Form 10-Q, filed May 15, 1998).
10.63      Loan agreement, dated June 25, 1998, by and between
           Omnipoint MB Holdings, L.L.C. and Bank of America National
           Trust and Savings Association. (Incorporated herein by
           reference to the Company's Quarterly Report on Form 10-Q,
           filed August 14, 1998, amended Form 10-Q, filed January 20,
           2000 and amended Form 10-Q, filed January 24, 2000).
10.64      Amended and restated loan agreement, dated June 25, 1998, by and between Omnipoint MB Holdings, L.L.C. and Ericsson Inc.
           (Incorporated herein by reference to the Company's Quarterly
           Report on Form 10-Q, filed August 14, 1998 and amended Form
           10-Q, filed January 20, 2000).
10.65      Capital Contribution Agreement dated September 18, 1998, by and between Omnipoint Corporation and D&E Communications,
           Inc. (Incorporated herein by reference to the Company's
           Quarterly Report on Form 10-Q, filed November 17, 1998).
10.66      Note Purchase Agreement by and among Omnipoint Corporation,
           IBJ Schroder Bank & Trust Company, as paying agent, and
           certain initial purchasers named therein, dated December 21,
           1998. (Incorporated herein by reference to the Company's
           Current Report on Form 8-K, filed December 29, 1998).
10.67      Form of 14% Senior Note. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed December
           29, 1998).
10.68      Securities Purchase Agreement by and among the Company,
           VoiceStream Wireless Corporation and Hutchison
           Telecommunications PCS (USA) Limited, dated June 23, 1999.
           (Incorporated herein by reference to the Company's Form 8-K, filed on July 2, 1999).
10.69      Purchase Agreement, by and among the Company, Lehman
           Brothers Inc. and Barclays Capital Inc., dated September 17,
           1999. (Incorporated herein by reference to the Company's
           Form 8-K, filed on November 15, 1999).
10.70      Registration Rights Agreement, by and among the Company,
           Lehman Brothers Inc. and Barclays Capital, Inc., dated
           September 23, 1999. (Incorporated herein by reference to the
           Company's Form 8-K, filed on November 15, 1999).
21.1@      Subsidiaries of the Registrant.
23.1       Consent of PricewaterhouseCoopers LLP
24.1       Power of Attorney (included in signature pages).
27.1       Financial Data Schedule

---------------

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

     Omnipoint will furnish, without charge, to a shareholder upon request a copy of the annual report to shareholders. Omnipoint will furnish any other exhibits at cost.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN BETHESDA, MARYLAND, ON THE 23RD OF MARCH, 2000.

                                          OMNIPOINT CORPORATION

                                          By:      /s/ JOHN W. STANTON
                                            ------------------------------------
                                                      John W. Stanton
                                                 Chairman of the Board, and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATE INDICATED.

                   SIGNATURES                                  TITLE
                   ----------                                  -----
            /s/ ROBERT R. STAPLETON                   President and Director       Date: March 23, 2000
------------------------------------------------
              Robert R. Stapleton

             /s/ CREGG B. BAUMBAUGH                 Executive Vice President --    Date: March 23, 2000
------------------------------------------------       Finance, Strategy and
               Cregg B. Baumbaugh                    Development and Director
                                                   (Principal Financial Officer)

             /s/ PATRICIA L. MILLER                Vice President and Controller   Date: March 23, 2000
------------------------------------------------  (Principal Accounting Officer)
               Patricia L. Miller

               /s/ ALAN R. BENDER                    Executive Vice President,     Date: March 23, 2000
------------------------------------------------   General Counsel and Secretary
                 Alan R. Bender                            and Director

               /s/ DONALD GUTHRIE                   Vice Chairman and Director     Date: March 23, 2000
------------------------------------------------
                 Donald Guthrie

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 1998 and 1997......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Omnipoint Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnipoint Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 21, 2000, except for Note 21
for which the date is
February 25, 2000

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 1999          1998
                                                              -----------   -----------
Current assets:
  Cash and cash equivalents.................................  $   346,998   $   194,732
  Short term investments....................................                     43,571
  Accounts receivable, net of allowances of $14,798 and
    $12,094 as of December 31, 1999 and 1998,
    respectively............................................       66,590        38,065
  Inventory.................................................       39,144        29,729
  Prepaid expenses and other current assets.................       18,355        19,332
                                                              -----------   -----------
         Total current assets...............................      471,087       325,429
Fixed assets, at cost
  Network infrastructure equipment in-service...............    1,182,420       907,649
  Construction in progress..................................      103,246       163,410
  Other fixed assets........................................      120,466       110,473
  Accumulated depreciation..................................     (316,560)     (150,357)
                                                              -----------   -----------
Fixed assets, net...........................................    1,089,572     1,031,175
FCC licensing costs, net of accumulated amortization of
  $58,909 and $42,824 as of December 31, 1999 and 1998,
  respectively..............................................      676,365       648,133
Deferred financing costs and other intangible assets, net of accumulated amortization of $13,976 and $7,455 as of
  December 31, 1999 and 1998, respectively..................       54,717        44,959
Investments in joint ventures...............................        6,608         3,506
Other long-term assets......................................       29,283        13,402
                                                              -----------   -----------
         Total assets.......................................  $ 2,327,632   $ 2,066,604
                                                              ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    66,972   $   121,171
  Accrued expenses..........................................      129,520        61,770
  Accrued interest payable..................................       39,056        48,313
  Current portion of debt...................................      164,556       129,807
  Deferred revenue and other current liabilities............       15,854         8,393
                                                              -----------   -----------
         Total current liabilities..........................      415,958       369,454
Deferred revenue and other credits..........................        6,337
FCC license obligations.....................................      206,397       328,661
Loans payable under financing agreements....................    1,857,916     1,350,613
Senior notes................................................      799,846       603,896
Commitments and contingencies (Notes 8, 10, 11 and 13)
Stockholders' equity (deficit):
  7% Cumulative Convertible Preferred Stock, par value
    $1,000 per share, 10,000,000 shares authorized, 325,000
    shares issued and outstanding, as of December 31, 1999
    and 1998, respectively..................................      297,109       276,191
  Series A Non-Voting Convertible Preferred Stock, par value
    $.01 per share, 12,500 and no shares authorized, 12,500
    and no shares issued and outstanding, as of December 31,
    1999 and 1998, respectively.............................      300,000
  Common stock, par value $.01 per share, 200,000,000 shares authorized, 55,239,786 and 53,082,360 shares issued and
    outstanding, as of December 31, 1999 and 1998,
    respectively............................................          552           531
  Additional paid-in capital................................      315,368       315,762
  Accumulated deficit.......................................   (1,857,873)   (1,171,220)
  Unearned compensation and notes receivable................      (13,978)       (7,284)
                                                              -----------   -----------
         Total stockholders' equity (deficit)...............     (958,822)     (586,020)
                                                              -----------   -----------
         Total liabilities and stockholders' equity
           (deficit)........................................  $ 2,327,632   $ 2,066,604
                                                              ===========   ===========

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Revenues:
  Service revenues, net.................................  $ 341,698    $ 141,136    $  30,766
  Handset and accessories revenues, net.................     59,825       26,616       11,611
  License fees and engineering services.................      2,691        4,784        9,573
                                                          ---------    ---------    ---------
          Total revenues................................    404,214      172,536       51,950
                                                          ---------    ---------    ---------
Operating costs and expenses:
  Cost of service revenues and operations...............    155,572      124,177       45,367
  Cost of handset and accessories revenues..............    167,459      100,074       61,895
  Cost of engineering services..........................      2,010        4,168        1,073
  Research and development, net.........................      2,990       16,639       23,932
  Sales, general, and administrative....................    354,082      255,242      105,375
  Depreciation and amortization.........................    198,806      129,043       52,644
                                                          ---------    ---------    ---------
          Total operating costs and expenses............    880,919      629,343      290,286
                                                          ---------    ---------    ---------
  Loss from operations..................................   (476,705)    (456,807)    (238,336)
                                                          ---------    ---------    ---------
Other income (expense):
  Equity in losses of joint ventures....................     (4,718)     (11,879)
  Interest income.......................................     13,027       11,355       12,872
  Interest expense......................................   (261,771)    (187,187)     (89,061)
  Gain on sale of subsidiaries stock....................     41,013
  Other income (expense), net...........................     (5,749)      (8,149)         106
                                                          ---------    ---------    ---------
Loss before extraordinary item and income tax benefit...   (694,903)    (652,667)    (314,419)
     Income tax benefit.................................      8,250
                                                          ---------    ---------    ---------
Loss before extraordinary item..........................   (686,653)    (652,667)    (314,419)
Extraordinary loss on early extinguishment of debt, net
  of tax................................................                               (6,591)
Extraordinary loss on return of C Block licenses, net of
  tax...................................................                 (11,115)
                                                          ---------    ---------    ---------
Net loss after extraordinary loss.......................   (686,653)    (663,782)    (321,010)
Accretion of 7% Cumulative Convertible Preferred
  Stock.................................................    (20,918)     (13,945)
                                                          ---------    ---------    ---------
Net loss attributable to common stockholders............  $(707,571)   $(677,727)   $(321,010)
                                                          =========    =========    =========
Loss per common share before extraordinary loss.........  $  (13.23)   $  (12.66)   $   (6.10)
                                                          =========    =========    =========
Loss per common share on extraordinary loss.............                    (.21)        (.13)
                                                          ---------    ---------    ---------
          Net loss per common share -- basic and
            diluted.....................................  $  (13.23)   $  (12.87)   $   (6.23)
                                                          =========    =========    =========
Weighted average common shares outstanding -- basic and
  diluted...............................................     53,500       52,640       51,554
                                                          =========    =========    =========

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             COMMON STOCK       ADDITIONAL    7% CUMULATIVE       SERIES A
                                          -------------------    PAID-IN       CONVERTIBLE       NON-VOTING      ACCUMULATED
                                            SHARES     AMOUNT    CAPITAL     PREFERRED STOCK   PREFERRED STOCK     DEFICIT
                                          ----------   ------   ----------   ---------------   ---------------   -----------
Balance, December 31, 1996..............  50,969,300    $510     $329,772       $                 $              $ (186,428)
Exercise of stock options...............     530,970       5        1,035
Exercise of warrants....................     613,385       6           (4)
Sale of common stock under Employee
 Stock Purchase Plan....................     112,224       1        1,705
Restricted stock returned upon
 termination............................     (15,000)                (150)
Issuance of restricted stock in exchange
 for employee note receivable...........      60,000       1        1,086
Issuance of options in the form of
 advanced compensation..................                            1,154
Amortization of unearned compensation...
Cancellation of unearned compensation...                             (367)
Interest on employee notes receivable...
Forgiveness of employee notes
 receivable.............................
Net loss................................                                                                           (321,010)
                                          ----------    ----     --------       --------          --------       -----------
Balance, December 31, 1997..............  52,270,879     523      334,231                                          (507,438)
                                          ----------    ----     --------       --------          --------       -----------
Exercise of stock options...............     485,413       5        1,476
Sale of common stock under Employee
 Stock Purchase Plan....................      87,522       1        1,196
Issuance of options in the form of
 advanced compensation..................                            1,828
Issuance of common stock for employee
 401(k) matching........................      25,792                  660
Issuance of common stock for prepaid
 interest on investor notes.............     212,754       2        1,873
Issuance of Convertible Preferred
 Stock..................................                          (10,024)       262,245
Accretion of Convertible Preferred
 Stock..................................                          (13,946)        13,946
Amortization of unearned compensation...
Cancellation of unearned compensation...                           (1,494)
Interest on employee notes receivable...
Return of restricted stock..............                              (38)
Forgiveness of employee notes
 receivable.............................
Net loss................................                                                                           (663,782)
                                          ----------    ----     --------       --------          --------       -----------
Balance, December 31, 1998..............  53,082,360     531      315,762        276,191                         (1,171,220)
                                          ----------    ----     --------       --------          --------       -----------
Exercise of stock options...............   1,052,410      11       11,821
Sale of common stock under Employee
 Stock Purchase Plan....................     237,069       2          867
Issuance of options in the form of
 advanced compensation..................                           12,233
Issuance of common stock for employee
 401(k) matching........................     129,897       1        1,910
Exercise of stock warrants..............     738,050       7           (7)
Issuance of Convertible Preferred
 Stock..................................                           (3,994)                         300,000
Accretion of Convertible Preferred
 Stock..................................                          (20,918)        20,918
Amortization of unearned compensation...
Cancellation of unearned compensation...                           (2,306)
Interest on employee notes receivable...
Net loss................................                                                                           (686,653)
                                          ----------    ----     --------       --------          --------       -----------
Balance, December 31, 1999..............  55,239,786    $552     $315,368       $297,109          $300,000       $(1,857,873)
                                          ==========    ====     ========       ========          ========       ===========

                                            UNEARNED
                                          COMPENSATION        TOTAL
                                           AND NOTES      STOCKHOLDERS'
                                           RECEIVABLE    EQUITY (DEFICIT)
                                          ------------   ----------------
Balance, December 31, 1996..............    $(10,080)       $ 133,774
Exercise of stock options...............                        1,040
Exercise of warrants....................                            2
Sale of common stock under Employee
 Stock Purchase Plan....................                        1,706
Restricted stock returned upon
 termination............................         150
Issuance of restricted stock in exchange
 for employee note receivable...........      (1,087)
Issuance of options in the form of
 advanced compensation..................      (1,154)
Amortization of unearned compensation...       2,534            2,534
Cancellation of unearned compensation...         367
Interest on employee notes receivable...        (138)            (138)
Forgiveness of employee notes
 receivable.............................         186              186
Net loss................................                     (321,010)
                                            --------        ---------
Balance, December 31, 1997..............      (9,222)        (181,906)
                                            --------        ---------
Exercise of stock options...............                        1,481
Sale of common stock under Employee
 Stock Purchase Plan....................                        1,197
Issuance of options in the form of
 advanced compensation..................      (1,828)
Issuance of common stock for employee
 401(k) matching........................                          660
Issuance of common stock for prepaid
 interest on investor notes.............                        1,875
Issuance of Convertible Preferred
 Stock..................................                      252,221
Accretion of Convertible Preferred
 Stock..................................
Amortization of unearned compensation...       2,403            2,403
Cancellation of unearned compensation...       1,450              (44)
Interest on employee notes receivable...        (144)            (144)
Return of restricted stock..............          38
Forgiveness of employee notes
 receivable.............................          19               19
Net loss................................                     (663,782)
                                            --------        ---------
Balance, December 31, 1998..............      (7,284)        (586,020)
                                            --------        ---------
Exercise of stock options...............                       11,832
Sale of common stock under Employee
 Stock Purchase Plan....................                          869
Issuance of options in the form of
 advanced compensation..................     (12,233)
Issuance of common stock for employee
 401(k) matching........................                        1,911
Exercise of stock warrants..............
Issuance of Convertible Preferred
 Stock..................................                      296,006
Accretion of Convertible Preferred
 Stock..................................
Amortization of unearned compensation...       3,519            3,519
Cancellation of unearned compensation...       2,162             (144)
Interest on employee notes receivable...        (142)            (142)
Net loss................................                     (686,653)
                                            --------        ---------
Balance, December 31, 1999..............    $(13,978)       $(958,822)
                                            ========        =========

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999          1998         1997
                                                              ---------    ----------    ---------
Cash flows used in operating activities:
  Net loss..................................................  $(686,653)   $ (663,782)   $(321,010)
  Extraordinary items.......................................                   11,115        6,591
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    198,806       129,042       52,644
    Provision for doubtful accounts.........................     31,706        33,230        8,059
    Gain on sale of subsidiaries stock......................    (41,013)
    Loss on disposal of fixed assets........................      5,609         7,346
    Acquisition of reseller customer base...................                    4,232
    Inventory write down to replacement cost................                                 8,049
    Payment in kind interest on financing agreements........     31,718        14,084       11,860
    Equity in losses on investments in joint ventures.......      4,718        11,879
    Interest income associated with restricted cash.........                   (1,084)      (3,683)
    Interest expense associated with amortization of
     discount, premium and issuance costs...................      4,986        10,381       10,135
    Sales (purchases) of trading securities, net............     43,571       (28,562)      (2,809)
    Other...................................................      3,232         2,232        2,582
  Changes in operating accounts:
      Accounts receivable...................................    (60,255)      (55,448)     (26,828)
      Prepaid expenses and other assets.....................       (510)      (17,242)     (14,743)
      Inventory.............................................     (9,415)       10,233      (10,520)
      Accounts payable and accrued expenses.................      8,599        74,012       13,229
      Accrued interest......................................      9,110        30,380       45,719
      Deferred revenue and other current liabilities........     10,141         5,287        3,059
                                                              ---------    ----------    ---------
        Net cash used in operating activities...............   (445,650)     (422,665)    (217,666)
                                                              ---------    ----------    ---------
Cash flows used in investing activities:
  Purchase of fixed assets..................................   (248,200)     (603,740)    (402,128)
  Proceeds from disposal of fixed assets....................        314           197
  Purchase of FCC licenses..................................    (45,072)      (13,000)    (121,964)
  Refund of FCC deposit.....................................                                60,000
  Capitalized interest on C and F Block licenses............                   (6,515)     (54,394)
  Proceeds from sale of subsidiaries' stock, net............     52,133
  Purchase of investment securities available for sale......                   (5,000)      (7,901)
  Proceeds from sales of investment securities available for
    sale....................................................                    5,000       86,962
  Investments in joint ventures.............................     (2,440)        7,333
  Proceeds from held to maturity investments and restricted
    cash....................................................                   52,314       (2,078)
  Other long term assets....................................    (17,799)
  Deferred revenue and other credits........................      3,896
                                                              ---------    ----------    ---------
        Net cash used in investing activities...............   (257,168)     (563,411)    (441,503)
                                                              ---------    ----------    ---------
Cash flows from financing activities:
  Issuance of Series A Non-Voting Convertible Preferred
    Stock, net..............................................    296,006
  Issuance of Cumulative Convertible Preferred Stock, net...                  252,221
  Issuance of 11 1/2% Senior Note...........................    199,375
  Issuance of 14% Senior Note...............................                  125,000
  Proceeds from Institutional OCI Financing Arrangement.....    149,850       400,000
  Proceeds from Lehman OCI Facility.........................    102,704
  Proceeds from interim facility............................                   25,000      320,135
  Issuance of common stock..................................     14,609         5,212        2,742
  Proceeds from vendor financing agreements.................    222,652       430,102      496,119
  Payments on FCC License obligations.......................   (116,072)      (79,527)
  Payment of deferred financing costs.......................     (2,940)      (20,652)      (3,917)
  Payment of Institutional OCI Financing Arrangement........     (7,500)       (5,625)
  Payments on vendor financing agreements...................     (3,556)      (14,484)    (307,353)
  Other.....................................................        (44)          (20)          (5)
                                                              ---------    ----------    ---------
        Net cash provided by financing activities...........    855,084     1,117,227      507,721
                                                              ---------    ----------    ---------
Net increase (decrease) in cash and cash equivalents........    152,266       131,151     (151,448)
Cash and cash equivalents at beginning of year..............    194,732        63,581      215,029
                                                              ---------    ----------    ---------
Cash and cash equivalents at end of year....................  $ 346,998    $  194,732    $  63,581
                                                              =========    ==========    =========

(See Note 18 for supplemental cash flow information.)

                See Notes to Consolidated Financial Statements.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  General

     Omnipoint was incorporated in Delaware in June 1987, to design, develop, manufacture and market wireless digital communications products and services. From inception in 1987 to 1992, Omnipoint developed several working prototypes for various wireless voice, data and other digital communication transmission projects. Omnipoint's success in developing its proprietary technology for the first digital personal communications services (PCS) system at 1.9 GHz during 1991 and 1992 was instrumental in the Federal Communications Commission (FCC) awarding Omnipoint one of three Pioneer's Preferences in 1993. Omnipoint has acquired licenses that allow the Company to build and provide PCS services to approximately 100 million POPs. See Note 21 -- Subsequent Events.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated losses attributable to minority interest holders in excess of their respective share of the subsidiary's net equity are not eliminated in consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Nature of Operations

     Omnipoint has licenses to provide PCS services in areas covering approximately 100 million POPs, of which approximately 60% are located in a contiguous region of the Northeast U.S. from Maine to Virginia. At December 31, 1999, the Company offered PCS services in the major metropolitan areas within the New York MTA, metropolitan areas in the Eastern United States including Philadelphia, Atlantic City, Boston, Providence, Fort Lauderdale, West Palm Beach, Miami, and Detroit and Indianapolis in the Midwest. The Company also has operations in joint ventures, which offer services in several Pennsylvania markets including Harrisburg, York, Lancaster and Reading (PCS One), Northern Michigan (NPI), and in Washington/ Baltimore with VoiceStream Wireless Corporation and a joint operating arrangement, which offers service in Wichita, KS.

     In September 1996, the FCC issued Omnipoint eighteen 30 MHz Entrepreneurs C Block licenses covering approximately 13.3 million POPs. The Company made two down payments for the licenses, for a total of $50.9 million. In June 1998, the Company returned fourteen of these licenses and reduced the frequency on the remaining four licenses to 15 MHz. As a result of these elections, the Company reduced its debt owed to the FCC by $282.1 million, reduced the value of its license holdings by $296.0 million and recorded an extraordinary loss of $11.1 million.

     In January 1997, the Company successfully bid on 109 10 MHz D, E and F Block licenses, expanding its footprint by over 61 million POPs. Total consideration of $106.9 million for the 59 D and E Block licenses was paid in full. The Company financed, through the FCC, $59.4 million of the $74.2 million purchase price for the 50 F Block licenses.

     In June 1998, the Company acquired the rights to nine Basic Trading Area
(BTA) licenses from ACC Wireless, L.P. representing 5.0 million POPs for $13.0 million (the "ACC Transaction"). The acquired licenses included six licenses within the Boston Major Trading Area (MTA) covering 3.8 million POPs (of which two licenses covering 0.8 million POPs were in BTAs for which the Company elected to return its C Block licenses).

     In April 1999, the Company successfully bid on 33 15 and/or 30 MHz C Block licenses, expanding its footprint by over 2 million POPs.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     In June 1999, the Company agreed to merge with VoiceStream (the Merger). See Note 2 -- VoiceStream Merger.

     In October 1999, the Company agreed to merge with East/West Communications, Inc. (East/West Communications) giving Omnipoint additional licenses in Los Angeles and Washington, DC, as well as other markets.

     In December 1999, the Company entered into a joint venture with VoiceStream to acquire Sprint PCS's Washington/Baltimore GSM network infrastructure equipment.

  PCS Technology

     By December 31, 1998, OTI had completed delivery of its IS-661 system to the New York MTA. Upon completing the deployment of its proprietary wireless PCS technology in 1998, OTI moved the focus of most of its resources and expertise to the development, integration, and delivery of other advanced wireless products. These activities/products are based on technologies, such as GSM, wireless packet data, General Packet Radio Service (GPRS), and other data related technologies.

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

  Current vulnerability due to certain concentrations and financing arrangements

     The Company substantially relies upon its relationships with three of its primary vendors, Nortel, Ericsson and Siemens. The Company believes that access to capital and financial flexibility is necessary to successfully implement its strategy. The Company continues to have recurring operating losses, working capital deficiencies, and negative cash flows from operating activities. The Company will be highly dependent upon VoiceStream to fund its ongoing operations.

  Dependence upon key employees

     The Company will be highly dependent upon its Parent for its management, operational and financial resources. The Company is highly dependent upon the technical and management skills of its key employees. The Company's growth may cause a significant strain on its management, operational, and financial resources. The Company's ability to manage its growth effectively will require it to continue to implement and improve its operational and financial systems. The Company's success also depends in large part on a limited number of key technical, marketing, and sales employees and on the Company's ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the PCS equipment and service industries is intense.

  Uncertainty of protection of patents and proprietary rights

     The Company's technology business relies on a combination of patents, trademarks, and nondisclosure and development agreements in order to establish and protect its proprietary rights. The Company has filed and intends to continue to file applications as appropriate for patents covering its technology and products. There can be no assurance that additional patents will be issued or that existing patents together with any future patents will be sufficiently broad to protect the Company's technology. Also, there can be no assurance

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
that any current or future confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary information will be adequate.

  Loss per common share

     Net loss per common share is presented for both basic earnings per common share (Basic EPS) and diluted common earnings per share (Diluted EPS). Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are included in the diluted EPS calculation where the effect of their inclusion is dilutive. Common stock equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

  Cash and cash equivalents

     Cash and cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

  Investments

     Short-term investments consist primarily of money market notes, commercial paper and corporate fixed income bonds with original maturities of less than twelve months.

     Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported as earnings. The fair value of investments is determined based on quoted market prices. The Company determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation at each balance sheet date. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income.

     At December 31, 1999, the Company had no trading securities or held-to-maturity securities. At December 31, 1998, $33.3 million of trading securities and $10.3 million of held-to-maturity securities were included in short-term investments. The contractual maturities of the held-to-maturity securities as of December 31, 1998 were no more than three months, and matured in 1999. Therefore, there were no unrealized losses as of December 31, 1999. The Company uses the specific identification method to compute its realized gains and losses.

  Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with various high credit-quality financial institutions and limits the amount of credit exposure with any institution. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
customers comprising the Company's customer base. The Company also maintains reserves for potential credit losses.

  Joint ventures

     The Company has entered into joint venture relationships with third parties to jointly operate PCS networks in certain license areas. The investment in joint ventures represents capital contributions of license costs and fixed assets offset by the license obligations and equity in losses of the joint venture. All of the Company's joint venture properties are fully operational. These investments are being accounted for using the equity or cost method of accounting based upon the level of ownership and control.

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

     Other intangible assets include an asset recorded in connection with shares of the Company's common stock issued in exchange for a previously granted option to purchase from the Company shares of common stock of OCI. This asset is being amortized using the straight-line method over a 40-year period.

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

  Preferred stock

     The Company had 10,000,000 shares of preferred stock authorized as of December 31, 1999 and 1998. Other than the 325,000 shares of 7% Cumulative Convertible Preferred Stock and the 12,500 Series A Non-Voting Convertible Preferred Stock that are outstanding, the Board of Directors has the authority to issue additional shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

  Revenue recognition

     Usage and access charges are recorded as revenue based on the amount of communications services rendered. Communications services are measured by subscriber usage and fees less collectiblity allowances and discounts. Prepaid revenues are deferred until earned. Revenues from the sale of handsets and related accessories are recognized upon shipment or point-of-sale.

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

  Advertising costs

     The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expenses included in sales, general and administrative were $58.4 million, $44.2 million and $19.8 million in 1999, 1998 and 1997, respectively.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Financial Accounting Standard No. 137, Deferral of the Effective Date of SFAS 133, was issued in July 1999 and delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management expects minimal impact from this new standard.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin Number 101. Revenue Recognition in Financial Statements (SAB
101). SAB 101 establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The Company is currently evaluating the full impact of this bulletin to determine the

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
impact on its financial position and results of operations. The impact, if any, of the staff's interpretations would be reflected in the post-merger financial statements.

 2. VOICESTREAM MERGER:

     On June 23, 1999, the Company and VoiceStream entered into an Agreement and Plan of Reorganization (the Reorganization Agreement). Pursuant to the Reorganization Agreement, the Company will be merged with and into a newly formed, wholly owned subsidiary of VoiceStream (the merger). At the effective time of the merger, each outstanding share of Omnipoint common stock will be exchanged for the right to receive 0.825 shares of VoiceStream common stock plus $8.00. The merger is subject to shareholder approval as well as federal, state and other regulatory approvals.

     In connection with the execution of the Reorganization Agreement, the Company entered into an agreement (the Purchase Agreement) with VoiceStream and Hutchison Telecommunications PCS (USA) Limited, a British Virgin Islands company (Hutchison) on June 23, 1999. The Purchase Agreement provided for the sale to VoiceStream and Hutchison of a total of $300 million of the Company's Series A Non-Voting Convertible Preferred Stock (the Non-Voting Preferred Stock). On June 24, 1999, the Company sold 4,271 shares of its Non-Voting Preferred Stock to each of VoiceStream and Hutchison for an aggregate purchase price of approximately $205 million. The Purchase Agreement provided for the remaining $95 million to be invested by VoiceStream and Hutchison in exchange for additional shares of the Company's Non-Voting Preferred Stock. The Company received the remaining portion of this investment from Hutchison and VoiceStream on September 30, 1999 and October 1, 1999, respectively. Each investor purchased an additional 1,979 shares of the Non-Voting Preferred Stock for an aggregate purchase price of approximately $95 million, which is convertible at the option of these investors into shares of Omnipoint common stock at a price of $24.00 per share. See Note 21 -- Subsequent Events.

 3. LOSS PER COMMON SHARE:

     Basic EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus other dilutive securities. Options and warrants to purchase 8,566,154, 9,270,821 and 8,970,811 shares of common stock during the years ended December 31, 1999, 1998 and 1997 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. The Company's 325,000 7% Cumulative Convertible Preferred Stock and 12,500 Series A Non-Voting Convertible Preferred Stock convertible into 10,445,123 and 6,250,000 shares of common stock, respectively have also been excluded from the calculation as the effect of their inclusion would have been anti-dilutive.

 4. PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consist of the following at December 31, 1999 and 1998 (in thousands):

                                                             1999       1998
                                                            -------    -------
Prepaid cell site rent....................................  $ 4,596    $ 7,933
Vendor co-op receivable...................................    1,164      6,485
Deferred tax asset........................................    5,282
Miscellaneous receivables.................................    3,700        961
Deposits..................................................    2,137      1,534
Other.....................................................    1,476      2,419
                                                            -------    -------
                                                            $18,355    $19,332
                                                            =======    =======

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

 5. INVENTORY:

     Inventory consists of the following at December 31, 1999 and 1998 (in thousands):

                                                             1999       1998
                                                            -------    -------
GSM handsets..............................................  $35,483    $27,462
Accessories and SIM cards.................................    5,468      4,133
                                                            -------    -------
                                                            $40,951    $31,595
  Less: Reserves..........................................   (1,807)    (1,866)
                                                            -------    -------
                                                            $39,144    $29,729
                                                            =======    =======

 6. FIXED ASSETS:

     Fixed assets, including equipment under capital leases, consist of the following at December 31, 1999 and 1998 (in thousands):

                                                 DEPRECIABLE
                                                    LIVES           1999          1998
                                                -------------    ----------    ----------
Building and building improvements............  3 to 10 years    $   30,444    $   29,736
Machinery, office and computer equipment......   3 to 5 years        89,381        80,079
Network infrastructure equipment..............        7 years     1,182,420       907,649
Vehicles......................................        3 years           641           658
                                                                 ----------    ----------
                                                                  1,302,886     1,018,122
Less: Accumulated depreciation................                     (316,560)     (150,357)
                                                                 ----------    ----------
                                                                    986,326       867,765
Construction in progress......................                      103,246       163,410
                                                                 ----------    ----------
                                                                 $1,089,572    $1,031,175
                                                                 ==========    ==========

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $179.1 million, $108.8 million, and $39.9 million, respectively. Network infrastructure construction in progress consists primarily of network infrastructure equipment that has not been placed into service; accordingly no depreciation has been recorded.

     Interest costs capitalized in connection with the Company's construction and development of its network infrastructure totaled approximately $0.4 million, $10.3 million and $18 million in 1999, 1998 and 1997, respectively.

 7. CUMULATIVE CONVERTIBLE PREFERRED STOCK:

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

     Simultaneously with the closing of the Offering, the purchasers of the Depositary Shares deposited approximately $62.8 million of the gross proceeds into a restricted deposit account (the "Deposit Account"). The holder of each Depositary Share is entitled to a quarterly payment from the Deposit Account in an amount equal to $0.875 per Depositary Share. The quarterly payments (paid on February, May, August, and November of each year) commence August 1998 and continue until May 2001 (the "Deposit Expiration Date"). The Company, at its option, may instruct the deposit agent to disburse the quarterly payment in the

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
form of cash or shares of the Company's common stock. The number of shares of common stock to be paid is calculated by dividing the quarterly payment amount by 95% of the market value of the common stock as of the date notice is given by the Company to the deposit agent. Additionally, the Company, at its option, may elect to defer delivery of the quarterly payment until the next quarterly payment date or any subsequent quarterly payment date. However, the payment cannot be delayed beyond the Deposit Expiration Date. As of the Deposit Expiration Date, all remaining funds in the Deposit Account will be delivered to holders of the Depositary Shares in the form of common stock or cash. In the event of a quarterly payment made in the form of common stock at or prior to the Deposit Expiration Date, the deposit agent will reimburse the Company for the value of the quarterly payment in cash from the Deposit Account. The deposit agent has disbursed quarterly cash payments in total of $34.1 million to holders of the Depositary Shares drawn against the Deposit Account.

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

     Upon the change of control, holders of this preferred stock will have the right to convert their shares into 0.825 shares of VoiceStream common stock and $8.00.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

 8. DEBT:

     Debt consists of FCC license obligations related to the acquisition of license rights, loans payable under financing agreements collateralized in specific markets, and senior notes. The following debt was outstanding at December 31, 1999 and 1998 (in thousands):

                                                                 1999          1998
                                                              ----------    ----------
FCC LICENSE OBLIGATIONS
New York MTA license obligation.............................  $  154,576    $  267,991
C Block license obligations.................................     137,224       133,675
F Block license obligations.................................      43,171        43,071
  Less: current portion of FCC license obligations..........    (128,574)     (116,076)
                                                              ----------    ----------
          Total FCC license obligations.....................  $  206,397    $  328,661
                                                              ----------    ----------
LOANS PAYABLE UNDER FINANCING AGREEMENTS
New York financing agreements...............................  $1,111,233    $  744,375
Miami Boston vendor financing agreement.....................     234,040       217,648
Miami Boston BankAmerica Facility...........................     141,509       110,877
Philadelphia vendor financing agreement.....................     145,000       122,812
Midwest vendor financing agreement..........................     228,030       154,952
Handset financing facility agreement........................      11,090        13,680
  Less: current portion of financing agreements.............     (12,986)      (13,731)
                                                              ----------    ----------
          Total loans payable under financing agreements....  $1,857,916    $1,350,613
                                                              ----------    ----------
SENIOR NOTES
14% Senior Notes due December 2003..........................  $  142,800    $  125,000
11 5/8% Senior Notes due August 2006........................     250,000       250,000
11 5/8% Series A Notes due August 2006......................     207,009       207,696
11 1/2% Senior Notes due September 2009.....................     200,037
12% Institutional Notes due November 2000...................      22,996        21,200
  Less: current portion of financing agreements.............     (22,996)
                                                              ----------    ----------
          Total senior notes................................  $  799,846    $  603,896
                                                              ----------    ----------
          Total long-term portion of debt...................  $2,864,159    $2,283,170
                                                              ==========    ==========

     The following is a summary of the Company's various debt agreements:

FCC LICENSE OBLIGATIONS

     FCC license obligations were incurred for the A, C and F Block licenses that were obtained in the FCC auctions. The amounts are due to the FCC in installment payments. The obligations are generally collateralized by their respective licenses held by the Company's license subsidiaries.

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

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     Pursuant to a March 1996 FCC Order, interest on the Pioneer's obligations accrues at 7.75% and is payable quarterly for the first two years beginning April 1996. Beginning April 1998, installment payments of principal and interest are payable quarterly with a final payment January 2001.

  C Block License Obligations

     In May 1996, Omnipoint PCS Entrepreneurs (OPCSE), an indirect wholly owned subsidiary of the Company, bid successfully for eighteen C Block BTA licenses with an aggregate license obligation of $509.1 million (net of the 25% small business discount). These licenses were granted in September 1996, which required quarterly interest payments beginning in December 1997 and principal payments from December 2002 to 2006. The payment terms included interest at 7% per annum. OPCSE made a 10% down payment of $50.9 million to the FCC for these licenses.

     The Company would pay interest only until December 2002 at 7% per annum and would pay the remaining principal balance of $458.2 million and remaining interest in quarterly payments during the period 2002 through 2006. Interest incurred for such licenses was capitalized during the build-out phase and amortization of such licenses began with the commencement of commercial service. The Company discontinued capitalizing interest on these licenses in 1997 because all of its C Block licenses commenced commercial operations.

     The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C Block licenses several options to restructure their license holdings and associated obligations. The Company elected under the amnesty option of the Order to return fourteen BTA licenses. The Company also elected to forgo the respective 10 percent deposits on these licenses in return for the option to re-bid on the licenses. Thus with respect to the returned licenses, the Company recognized a reduction of $110.5 million in debt and $13.4 million in accrued interest. The net book value of the fully returned licenses was $139.1 million.

     The Company also elected a second option, the disaggregation option, to return half the spectrum on four BTAs covering the Philadelphia, PA, Reading, PA, Dover, DE, and Atlantic City, NJ markets. Under the disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The disaggregation extinguished 50 percent of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. As a result of the disaggregation, the Company recognized a reduction of $131.8 million in debt, and $26.4 million in accrued interest. The net book value of the disaggregated 50% of the licenses was $156.9 million.

     Based on the Company's estimates of its borrowing costs at the time of issuance, the Company used an interest rate of 11% to discount the C Block license obligation. Accordingly, the licenses are recorded at a net present value of $137.2 million and $133.7 million as of December 31, 1999 and 1998, respectively. The remaining amount of the four C Block obligations is $161.4 million.

  F Block License Obligations

     In January 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Omnipoint PCS Entrepreneurs Two (OPCSE 2) successfully bid on 50 F Block licenses. The Company provided deposits on the F Block licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million at a rate of 6.25% per annum. Interest only payments were due quarterly through April 1999. Beginning July 1999, the Company began paying principal and interest in quarterly payments through September 2007. Interest incurred for such licenses has been capitalized only when the licenses are being actively constructed, and amortization of such licenses began with the commencement of commercial service. As of December 31, 1998, $7.2 million of interest has been capitalized to the F Block license costs. Interest ceased to be capitalized for 1999.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     Based on the Company's estimates of its borrowing costs at the time of issuance, the Company used an interest rate of 15.5% and 11.9% to discount the F Block license obligations. Accordingly, the licenses are recorded at a net present value of $43.2 million and $43.1 million as of December 31, 1999 and 1998, respectively. The remaining amount of the F Block obligation is $56.8 million.

LOANS PAYABLE UNDER FINANCING AGREEMENTS

  Omnipoint Communications Inc. (OCI) New York Financing Agreements

     In July 1995, OCI entered into a $382.5 million credit facility with Nortel, as amended and restated in August 1996, to finance purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses. In August 1996, OCI entered into a credit facility with Ericsson to provide financing to OCI for up to $132 million to finance purchases of equipment and services for the New York MTA market.

     In December, 1997 OCI used proceeds of $325 million from a $516 million interim credit facility, (the Interim Credit Facility) arranged with DLJ Capital Funding Inc. (DLJ) and other financial institutions, to repay all amounts outstanding under the Nortel and Ericsson credit facilities described above as well as $4.9 million of the $8.8 million of origination fees incurred at the closing of the Interim Credit Facility. In connection with the repayment of the Nortel and Ericsson credit facilities, OCI recognized an extraordinary loss of $6.6 million from the write-off of origination costs related to these credit facilities.

     In February 1998, OCI refinanced the entire $516 million Interim Credit Facility with a $750 million credit facility with DLJ and other financial institutions pursuant to a $595 million credit facility agreement and a $155 million note purchase agreement (collectively, the Institutional OCI Financing Agreements). The $595 million credit facility agreement, which may be increased by up to $250 million under certain circumstances, was increased on March 30, 1999 by an additional $125.0 million and on August 10, 1999 by an additional $25 million. In February 1998, OCI borrowed $450 million, of which $295 million was funded under the credit facility agreement and $155 million was funded under the note purchase agreement. Approximately $351.6 million of those proceeds were used to fully repay outstanding borrowings, including accrued interest, on the Interim Credit Facility. In March and April 1998, OCI borrowed the balance of $300 million under the Institutional OCI Financing Agreements. Since 1998, certain holders have, at their option, converted $129.3 million of the notes purchased under the note purchase agreement into a portion of the credit facility agreement.

     On March 30, 1999, Siemens arranged to provide OCI with $200 million of financing, including $100 million, available March 31, 1999 for general corporate purposes, through Siemens' participation in the increased Institutional OCI Financing Agreements. The additional $100 million of financing was made available by Siemens on March 30, 1999 under a new separate credit facility for the purchase of equipment and services for expansion of the Company's wireless communications networks in New York and other markets (the Siemens Vendor OCI Credit Facility).

     In 1999, Nortel expanded its financing by $150 million, of which $25.0 million was funded on March 31, 1999 and $25.0 million was funded on August 12, 1999, for general corporate purposes, by Nortel's participation in the increased Institutional OCI Financing Agreements. On July 16, 1999, OCI entered into a separate credit facility with Nortel (the Nortel Vendor OCI Credit Facility) to provide up to $100 million for financing purchases of equipment and services from Nortel for expansion of the Company's wireless communications network in New York and other markets. On August 4, 1999, an initial $25 million of this credit facility was funded. This credit facility ranks on parity with the Institutional OCI Financing Agreements.

     In December 1999, OCI entered into a $105 million Senior Credit Facility arranged with Lehman Brothers (the Lehman OCI Facility). On December 8, 1999, $105 million was drawn under the Lehman OCI

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

Facility for working capital and general corporate purposes, including fees payable under the facility. This credit facility ranks on parity with the Institutional OCI Financing Agreements.

     Under the terms of the Institutional OCI Financing Agreements, the Siemens Vendor OCI Credit Facility, the Nortel Vendor OCI Credit Facility and the Lehman OCI Facility (collectively the New York Financing Agreements), OCI and the Company are subject to certain financial and operational covenants, including restrictions on their ability to pay dividends, levels of indebtedness and other specified financial maintenance requirements. The New York Financing Agreements are collateralized, on an equal basis, by substantially all of the assets of OCI and its license subsidiary, including a pledge of all capital stock in such license subsidiary, as well as 95.6% of the capital stock of OCI. The obligations of OCI under the New York Financing Agreements are supported, on an equal basis, by guarantees from Omnipoint Holdings, Inc., Omnipoint Investments Two, Inc. and Omnipoint PCS, Inc., each a direct, wholly owned subsidiary of Omnipoint, and collateralized by substantially all of their respective assets.

     The principal amount of the Institutional OCI Financing Agreements is payable in installments, which began June 1998, with a final payment due February 2006. Borrowings under the Siemens Vendor OCI Credit Facility may be drawn through March 30, 2003. The principal outstanding amount of the Siemens Vendor OCI Credit Facility is repayable in 20 equal quarterly installments beginning June 30, 2003, with a final payment due on March 31, 2008. Borrowings under the Nortel Vendor OCI Credit Facility are available to be drawn through June 30, 2000 and are repayable in 20 equal quarterly installments beginning September 30, 2003 with the final payment due on June 30, 2008. Interest on the New York Financing Agreements is payable quarterly in arrears or at the end of an applicable interest period as provided in the respective loan agreements at varying rates at a base rate or LIBOR plus, in each case, a set margin at OCI's election.

     The New York Financing Agreements may be prepaid in whole or in part prior to maturity. The Institutional OCI Financing Agreements are subject to a prepayment premium of 1.5%, declining to 0.5% between February 18, 2000 and August 17, 2000 and without a premium thereafter. The Siemens Vendor OCI Credit Facility, the Nortel Vendor OCI Credit Facility and the Lehman OCI Facility are not subject to any prepayment premium.

     The following amounts under the New York Financing Agreements were outstanding as of December 31, 1999 and 1998 (in thousands):

                                                          1999         1998
                                                       ----------    --------
Institutional OCI Financing Agreements...............  $  886,875    $744,375
Siemens Vendor OCI Credit Facility...................      52,639
Nortel Vendor OCI Credit Facility....................      66,719
Lehman OCI Facility..................................     105,000
                                                       ----------    --------
          Total New York Financing Agreements........  $1,111,233    $744,375
                                                       ==========    ========

  Miami Boston Vendor Financing Agreement

     In June 1997, Omnipoint MB Holdings, LLC (OMB), one of Omnipoint's indirect, wholly owned subsidiaries, entered into a credit facility agreement with Ericsson and other lenders to provide financing of up to $352.5 million, for the purpose of financing the build out of networks in the Boston and Miami markets (the Ericsson MB Facility). The Ericsson MB Facility finances purchases and installations of telecommunications equipment, engineering services, certain related construction costs, third-party equipment and other expenses and up to $100 million for the unrestricted use of OMB, which was funded to OMB at the closing. The remaining availability of $150 million was subject to the execution and delivery of a guarantee from a governmental agency on or before June 30, 1998. The $100 million plus accreted interest may be prepaid or

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
repaid in whole or in part by the issuance of our common stock under certain conditions, solely at OMB's option.

     Contemporaneously with the closing of the BankAmerica Facility described below in June 1998, the Ericsson MB Facility was amended and restated to, among other things eliminate the $150 million portion that was replaced by the BankAmerica Facility, to increase an existing tranche under that facility and to grant Ericsson a five-year exclusive right to supply network equipment for the Boston and Miami markets. As amended and restated, the Ericsson MB Facility provides availability of up to $217.5 million, plus accreted interest.

     The principal amount of $141.5 million outstanding as of December 31, 1999 of the Ericsson MB Facility is payable in 20 consecutive quarterly installments beginning in 2001, with the final payment due on August 4, 2006. Interest on that amount is payable quarterly in arrears, of which portions of the loan proceeds are available to finance such interest payments. The $100 million portion funded at closing, which has no required principal amortization, matures on August 4, 2007, at which time it becomes due and payable. Interest on that portion is payable semi-annually at a fixed rate of interest, which interest may be accreted until August 4, 2003. Interest on the remainder of the Ericsson MB Facility is payable at varying interest rates at a base rate or LIBOR rate plus, in each case, a set margin, at OMB's election. As of December 31, 1999 and December 31, 1998, OMB had $116.9 million and $108.1 million, respectively, outstanding under this portion of the facility which was loaned to and due from the Company.

     Under the terms of the Ericsson MB Facility, OMB is subject to certain financial and operational covenants, including restrictions on OMB's ability to pay dividends, levels of indebtedness, and other specified financial maintenance requirements. Additionally, the Ericsson MB Facility provides that, among other events, the failure of any OMB subsidiary to pay amounts due to the FCC shall constitute an event of default. The Ericsson MB Facility is collateralized by substantially all of the assets of OMB and any of its license and operating subsidiaries, including a pledge of all capital stock of each such license and operating subsidiary, as well as all capital stock of OMB owned by its parent, OPCS Two, LLC. The Ericsson MB Facility may be prepaid in whole or in part without premium.

  Miami Boston BankAmerica Facility

     In June 1998, OMB entered into a $160 million credit facility agreement with Bank of America International Limited (the BankAmerica Facility). Proceeds from the BankAmerica Facility are available to finance equipment purchases from Ericsson for the Miami and Boston markets. Interest on that amount is payable quarterly in arrears or at the end of each applicable interest period. Principal amortization on the facility begins no earlier than January 2000 with a final maturity due no earlier than July 2004. Exportkreditnamnden, the Swedish Export Credit Guaranty Board, guarantees a portion of the outstanding balance of the BankAmerica Facility.

     Under terms of the BankAmerica Facility, OMB is subject to specified financial and operational covenants, including restrictions on the ability to pay dividends and levels of indebtedness. The BankAmerica Facility ranks equally with the Ericsson MB Facility and is collateralized by substantially all the assets of OMB and each of the license and operating subsidiaries for the Boston and Miami markets, including a pledge of all capital stock of each such license and operating subsidiaries as well as capital stock of OMB. The BankAmerica Facility may be prepaid in whole or in part without premium.

  Philadelphia Vendor Financing Agreement

     In July 1997, and subsequently amended in June 1999 and thereafter, OPCS Philadelphia Holdings, LLC (Philadelphia Holdings), one of Omnipoint's indirect, wholly owned subsidiaries, entered into a credit facility agreement with Ericsson to provide financing to Philadelphia Holdings for up to $150 million for the

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
purpose of financing the build out of networks in the Philadelphia and Dover markets (the Ericsson Philadelphia Facility). Under the terms of the Ericsson Philadelphia Facility, Philadelphia Holdings is subject to certain financial and operational covenants, including restrictions on Philadelphia Holdings' ability to pay dividends, levels of indebtedness and certain other financial maintenance requirements. Additionally, the Ericsson Philadelphia Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The Ericsson Philadelphia Facility is collateralized by substantially all of the assets of Philadelphia Holdings and all of its licenses and operating subsidiaries, including a pledge of all capital stock of each license and operating subsidiary, as well as all the capital stock of Philadelphia Holdings owned by its parent, OPCS, LLC.

     The principal amount of the Ericsson Philadelphia Facility is payable in 20 consecutive quarterly installments beginning in 2001, with a final payment due on December 31, 2005. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Amounts borrowed and repaid are not available for reborrowing. Interest on the Ericsson Philadelphia Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin, at Philadelphia Holdings' election. The Ericsson Philadelphia Facility may be prepaid in whole or in part without premium.

  Midwest Vendor Financing Agreement

     In January 1998, Omnipoint Midwest Holdings LLC (OMWH), one of Omnipoint's indirect, wholly owned subsidiaries, entered into a credit facility agreement with Nortel (the Midwest Facility) to provide financing to OMWH for up to $360 million to finance the build out of networks in specified Midwest markets, including Detroit, Indianapolis and certain other designated markets. The Midwest Facility provides that up to $100 million is available to OMWH for general corporate and working capital purposes, of which up to $85 million may be used to fund an intercompany loan. Omnipoint may repay or prepay the $85 million portion of this intercompany loan in either cash or Omnipoint common stock under certain conditions.

     Under the terms of the Midwest Facility, OMWH is subject to certain financial and operational covenants, including restrictions on OMWH's ability to pay dividends and levels of indebtedness. The Midwest Facility is collateralized by substantially all the assets of OMWH and its license and operating subsidiaries, including a pledge of all capital stock of each license and operating subsidiary, as well as all capital stock of OMWH owned by one of Omnipoint's indirect, wholly owned subsidiaries, Omnipoint PCS Entrepreneurs Two, LLC.

     The $85 million portion of the Midwest Facility, which has no required amortization, matures in March 2008, at which time it becomes due and payable. Interest on that portion ($6.4 million as of December 31, 1999) is payable semi-annually and may be accreted until March 2004. The remaining portion of the Midwest Facility is available to finance equipment purchases from Nortel and eligible third party expenses and is payable in installments beginning in 2002, with a final payment due December 2006. Interest on that amount is payable quarterly with regard to base rate loans and at the end of an applicable interest period with regard to LIBOR rate loans. The Midwest Facility was provided in conjunction with an amendment to the Nortel supply agreement, wherein OMWH, together with other affiliates, agreed to purchase up to $210 million of equipment and services from Nortel over a four-year period and to purchase GSM PCS network equipment exclusively from Nortel in the Midwest markets.

  Handset Financing Facility Agreement

     Effective July, 1998, Omnipoint Communications Services LLC (OCS), one of our indirect, wholly owned subsidiaries, entered into a credit facility agreement with Deutsche Bank for up to $15.0 million to provide financing for a portion of the purchase price of handsets purchased for sale by OCS from Siemens

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

Business Communications Systems, Inc. (the Handset Financing Facility). Interest on amounts borrowed under this facility is payable quarterly in arrears at varying interest rates based on LIBOR or a base rate plus, in each case, a set margin. Interest was payable with loan proceeds through November 23, 1999. Principal is payable in sixteen quarterly installments, which commenced March 1999, with a final maturity date of December 31, 2002. The loan is subject to unused commitment fees and other fees related to borrowings. The Handset Financing Facility is collateralized by the inventory of Siemens handsets and is guaranteed by the Company. Under the terms of the Handset Financing Facility, OCS is subject to certain operational covenants and the loans are repayable in full at 101% of the principal amount outstanding.

SENIOR NOTES

     Senior notes issued are Omnipoint's direct obligations. Because Omnipoint conducts a substantial amount of our business through subsidiaries, the senior notes are effectively subordinated to all existing and future indebtedness and other liabilities and commitments of its subsidiaries.

  14% Senior Notes Due December 2003

     On December 21, 1998, Omnipoint entered into a note purchase agreement, pursuant to which it issued and sold $125 million of senior notes at a fixed rate of 14% per annum to private investors (the 14% Senior Notes). These notes were issued at par and mature December 21, 2003. Interest on these notes is payable semi-annually in arrears in June and December commencing in June 1999 and may be paid in cash or in additional notes, at the Company's option.

     Upon closing of the 14% Senior Notes offering, the Company paid additional interest in the form of 212,754 shares of the Company's common stock at $8.813 per share, equivalent to a nominal dollar amount equal to 1.5% of the principal amount of the 14% Senior Notes. From April 21, 1999 until June 21, 1999, prior to the consummation of a sale of Omnipoint's capital stock to a strategic equity investor (the Strategic Equity Issuance), the Company paid additional interest of $625,000 per month or $1,875,000. Following the Strategic Equity Issuance, the additional interest requirement ceased.

     The 14% Senior Notes are subject to redemption at any time, at Omnipoint's option, subject to an applicable prepayment premium at a rate of 6.0%, declining by 1.2% each annual period commencing December 21, 1999. Until December 15, 1999, the 14% base interest on the 14% Senior Notes w payable only in kind. After December 15, 1999, and for the rest of the term of the 14% Senior Notes, the 14% base interest on the 14% Senior Notes will be payable at the Company's option either in cash or in kind.

     The covenants under the 14% Senior Notes are substantially identical to those covenants contained in the Company's 11 5/8% Senior Notes due 2006. The net proceeds of the sale of the 14% Senior Notes were used for working capital and for general corporate purposes.

     Additionally, the terms of the 14% Senior Notes subject the Company to covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make restricted payments, create liens, or merge or sell all or substantially all of its and their assets. The Company may redeem the 14% Senior Notes, in whole or in part, at any time subject to redemption prices declining over time from 108% to 100%, plus accrued and unpaid interest and liquidated damages (as defined in the note purchase agreement), if any, to the date of redemption. The redemption premium was reduced following the closing of more than $200 million of the qualified vendor financings.

     The 14% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with the Company's 11 5/8% Senior Notes due 2006 and 11 5/8% Series A Senior Notes due 2006.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

  11 5/8% Senior Notes Due August 2006

     In August 1996, Omnipoint issued $250 million of senior notes bearing interest at 11 5/8% (the 11 5/8% Senior Notes). The 11 5/8% Senior Notes were issued at par and mature November 2006. The Company received net proceeds of $241.6 million, net of offering expenses. Concurrent with the issuance, the Company placed $53.3 million of the net proceeds in escrow to pay interest through August 1998. Interest on the 11 5/8% Senior Notes is payable semi-annually in February and August commencing February 1997. Under the terms of the 11 5/8% Senior Notes the Company is subject to certain covenants which, among other things, restrict the Company's and its subsidiaries' ability to incur additional indebtedness, pay dividends or make distributions in respect of their capital stock or make certain restricted payments, create liens, or merge or sell all or substantially all of its and their assets. On or after August 15, 2001, the Company may redeem the 11 5/8% Senior Notes, in whole or in part, at redemption prices declining over time from 105.81% to 100%, plus accrued and unpaid interest and liquidated damages (as defined in the indenture), if any, to the date of redemption.

     The 11 5/8% Senior Notes are senior unsecured obligations and rank equally in right of payment with all existing and future senior indebtedness and will rank senior to all existing and future subordinated indebtedness of the Company.

  11 5/8% Series A Senior Notes

     In December 1996, Omnipoint issued $200 million of 11 5/8% Series A Senior Notes (the 11 5/8% Series A Notes). The 11 5/8% Series A Notes were issued at a premium of $9 million and mature November 2006. The Company received net proceeds of $202.4 million, net of offering expenses. Concurrent with the issuance, the Company placed $37.4 million of the net proceeds in escrow to pay interest through August 1998. Interest on the 11 5/8% Series A Notes are payable semi-annually in February and August commencing February 1997. The premium is included in the value of the 11 5/8% Series A Notes and is being amortized over the life of the notes.

     The 11 5/8% Series A Notes are governed by an indenture which has identical terms (including covenants) as the indenture governing the 11 5/8% Senior Notes.

     Omnipoint is obligated to make an offer to purchase any or all of the 14% Senior Notes, 11 5/8% Senior Notes and 11 5/8% Series A Notes at 101% of the principal amount outstanding within 30 days after a change of control within the meaning of the note purchase agreement or indentures, as the case may be, under which each such series of senior notes was issued.

  11 1/2% Senior Notes Due September 15, 2009

     On September 23, 1999, Omnipoint completed the private placement of $205 million in aggregate principal amount of its 11 1/2% Senior Notes due 2009 (the "11 1/2% Senior Notes"). The 11 1/2% Senior Notes were issued at par. The Company received net proceeds of $197.85 million, net of offering expenses, which it intends to use for the build out and operation of its PCS networks and for the acquisition of licenses, systems, networks and network operators. The
11 1/2% Senior Notes were sold under Rule 144A of the Securities Act of 1933, as amended and Regulation S promulgated thereunder. The 11 1/2% Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements thereunder.

     The 11 1/2% Senior Notes, which are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured indebtedness, excluding that of its subsidiaries, are subject to the terms of an indenture between the Company and HSBC Bank USA, as Trustee (the Indenture). Among other things, under the terms of the Indenture, the Company is subject to certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
incur additional indebtedness and issue certain preferred stock, pay dividends or make other distributions, make certain restricted payments or certain investments; create liens; or merge or sell all or substantially all of its assets.

     Interest on the Notes will be payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2000. On or after September 15, 2004, the Company may redeem the 11 1/2% Senior Notes, in whole or in part, at redemption prices declining over time from 105.75% to 100%, plus accrued and unpaid interest and liquidated damages as defined in the Indenture, if any, to the date of redemption. In addition, at any time prior to September 15, 2002, the Company may redeem up to 35% of the 11 1/2% Senior Notes originally outstanding at a redemption price of 111.50% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, with the net proceeds of certain equity offerings as defined in the Indenture. Upon the occurrence of a change of control, other than the Merger, the Company may be required to offer to repurchase the outstanding 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

     The holders of the 11 1/2% Senior Notes are entitled to certain registration rights pursuant to a Registration Rights Agreement, which provides that Omnipoint will, at its own cost, complete a registered exchange offer for the 11 1/2% Notes for new registered notes of Omnipoint on or prior to June 30, 2000 (the Omnipoint Exchange Offer), unless the Merger has been completed. If Omnipoint fails to complete the Omnipoint Exchange Offer in a timely manner (or to file a shelf registration statement covering resales of the Notes if the then applicable interpretations of the staff of the Securities and Exchange Commission do not permit Omnipoint to effect the Omnipoint Exchange Offer), liquidated damages will accrue on the Notes after June 30, 2000. Such liquidated damages will be payable on March 15 and September 15 of each year to each holder of the Notes.

     Additionally, the Registration Rights Agreement provides that: (a) if the Merger is completed, and (b) VoiceStream fails to complete a registered exchange offer within a specified time period following the Omnipoint reorganization that would result in the issuance and exchange of new registered notes of VoiceStream for the outstanding Notes (or any outstanding Exchange Notes issued to holders of the Notes if the Omnipoint Exchange Offer has been completed) as provided for in the Registration Rights Agreement, then additional liquidated damages will accrue on the Notes until such time as VoiceStream completes such an exchange offer. Such liquidated damages will be payable on March 15 and September 15 of each year to each holder of any Notes.

  12% Institutional Notes

     In November 1995, Omnipoint issued to two institutional investors warrants to purchase an aggregate of 625,000 shares of our common stock at $.004 per share and two five-year term notes (the 12% Institutional Notes) in the aggregate principal amount of $25.0 million. Under the terms of the notes, the Company is subject to certain covenants which, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of its capital stock or make certain restricted payments, create liens, or merge or sell all or substantially all of its and their assets. The Company may prepay the 12% Institutional Notes at any time. The 12% Institutional Notes mature on November 22, 2000. Interest is payable semi-annually at 6% for the period November 22, 1995 to November 22, 1996, and 12% thereafter. Associated with the valuation of the warrants, the Company recorded the debt at a discount and increased additional paid-in-capital by $8,747,500. The discount is being amortized over the five-year life of the 12% Institutional Notes.

     Total interest expense associated with the senior notes, financing agreements, FCC license obligations and capital lease obligations, net of capitalized interest amounts, as of December 31, 1999, 1998, and 1997 was $261.8 million, $187.2 million and $89.1 million, respectively.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     The following is a schedule of future minimum principal payments of the Company's long-term debt at nominal values including license obligations, as of December 31, 1999, (in millions):

                                                                    LOANS PAYABLE
                                               -------------------------------------------------------
                                                   FCC          UNDER
                                                 LICENSE      FINANCING
                                               OBLIGATIONS    AGREEMENTS    SENIOR NOTES    TOTAL DEBT
                                               -----------    ----------    ------------    ----------
2000.........................................    $ 128.6       $   13.0        $ 25.0        $  166.6
2001.........................................       38.6           71.8                         110.4
2002.........................................       15.7           98.9                         114.6
2003.........................................       44.2          130.7         142.8           317.7
2004.........................................       47.3          150.7                         198.0
Thereafter...................................       98.4        1,405.8         655.0         2,159.2
                                                 -------       --------        ------        --------
                                                 $ 372.8       $1,870.9        $822.8        $3,066.5
Less: current portion........................     (128.6)         (13.0)        (25.0)         (166.6)
                                                 -------       --------        ------        --------
          Total long-term debt...............    $ 244.2       $1,857.9        $797.8        $2,899.9
                                                 =======       ========        ======        ========

     See Note 21 -- Subsequent Events.

 9. LICENSING COSTS:

     As of December 31, 1999 the Company had 159 PCS licenses. The Company currently holds one 30 MHz A Block license, thirteen 15 MHz C Block licenses, 25 30 MHz C Block licenses, 25 10 MHz D Block licenses, 45 10 MHz E Block licenses and 50 10 MHz F Block licenses. See Note 21 -- Subsequent Events

     Licensing costs of $347.5 million for the New York MTA License granted by the FCC in December 1994 was recorded at its nominal value. Among other conditions, the New York MTA License requires that the Company construct a 30 MHz system in the New York MTA that offers coverage to at least one-third of the population of the New York MTA within five years of the license grant date and at least two-thirds of the population within ten years. The New York MTA license also contains a condition that requires the Company to construct a PCS system that "substantially uses" the design and technology upon which the Pioneer's Preference Award was based. The condition expires upon the system providing coverage for one-third of the population of the New York MTA and does not apply to any other of the Company's licenses.

     The New York MTA license expires in December 2004; however, FCC rules provide for a renewal expectancy. The Company has satisfied its construction obligations and other license conditions, and expects the FCC to renew the licenses. Accordingly, the New York MTA License is being amortized using the straight-line method over a period of 40 years.

     Licensing costs also include the C, D, E, and F Block licenses acquired from the FCC. The licenses are accounted for in accordance with the industry practice that accounts for the licenses as a fixed asset. The licenses, which had favorable rate government financing, are recorded at their net present value. Interest on these licenses is capitalized during the build out period. Amortization of these licenses begins when the network is placed into commercial service.

     Based on the Company's estimates of its borrowing costs for debt similar at the time, the Company used an 11% discount rate to determine the net present value of the C Block licenses. As of December 31, 1999 and 1998, the Company held four C Block licenses at a net present value of $137 million and $134 million, respectively. Interest incurred for such licenses has been capitalized during the build out phase and amortization of such license costs begins with the commencement of service to customers over a period of 40 years. The C Block licenses are subject to build out requirements substantially equivalent to the New York

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

MTA A Block license build out requirements. As of January 1, 1999, the build out phase was complete and interest ceased to be capitalized.

     The FCC issued a reconsideration order (the "Order") which went into effect April 1998, allowing companies holding C Block licenses several options to restructure their license holdings and associated obligations. The Company elected under the amnesty option of the Order to return fourteen BTA licenses. The Company also elected to forego the respective 10% deposits on these licenses in return for the option to re-bid on the licenses. The net book value of the fully returned licenses was $139.1 million.

     The Company also elected a second option, the disaggregation option, to return half the spectrum on four BTAs covering the Philadelphia, PA, Reading, PA, Dover, DE, and Atlantic City, NJ markets. Under the disaggregation option, the Company retains 15 MHz in each of the four BTAs while returning 15 MHz. The disaggregation extinguishes 5% of the outstanding debt on the licenses and prohibits the Company from owning or re-bidding on the licenses for two years from the date of the re-auction. The net book value of the disaggregated 50% of the licenses was $156.9 million. As a result of the amnesty and disaggregation elections, the Company recognized an extraordinary loss of $11.1 million in the second quarter of 1998.

     In January 1997, the FCC completed its auction of licenses to provide broadband PCS on the D, E and F Blocks in the 2 GHz band. Each D, E and F Block license authorizes service on 10 MHz of spectrum in one of 493 BTAs. OPCS Two bid successfully for 109 D, E and F Block licenses with an aggregate license fee of $181.4 million (net of the 25% small business discount for F Block licenses). The FCC granted 93 of the D, E and F Block licenses to the Company on April 28, 1997, and the remaining sixteen licenses in June 27, 1997. Winning bid amounts of $106.9 million for the 59 D and E license were paid in full. The Company provided deposits on the F Block licenses of $14.9 million and obtained financing from the FCC in the amount of $59.4 million. The D, E and F Block license areas require that the Company construct a PCS system in the BTA license areas that offers coverage to at least one-quarter of the population within five years of the license grant date. Interest incurred for such licenses was capitalized during the build out phase and amortization of such license costs began with the commencement of service to customers over a period of 40 years.

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

10. AGREEMENTS WITH SUPPLIERS:

NORTEL AGREEMENTS

  Supply Agreements

     Nortel and the Company have signed a series of (OEM) equipment and supply agreements (collectively the "OEM Supply Agreements"), as well as a vendor financing agreement. The OEM Supply Agreements provide for the terms under which Nortel would make payments to the Company if Nortel were to purchase core electronics (primarily radio and digital cards for base stations) and software from the Company. No

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
equipment, hardware or software sales were made to Nortel under the OEM Agreement during 1999, 1998, and 1997.

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

  Manufacturing License Agreement

     In September 1994, the Company entered into an agreement with Nortel (the "Manufacturing License Agreement") in conjunction with the OEM Supply Agreements, which was subsequently replaced on August 4, 1997. Under the terms of the Manufacturing License Agreement, the Company will give Nortel an option to receive the non-exclusive worldwide right to use, modify, manufacture, or have manufactured products supplied by the Company under the OEM Supply Agreement, subject to certain terms and restrictions.

  Collaborative Development Agreement

     In March 1995, the Company entered into a five-year agreement (the "Collaborative Development Agreement") with Nortel to collaborate with Nortel on their mutual planning and development activities for PCS products. Under the terms of the Collaborative Development Agreement, Nortel and the Company have agreed to commit resources to joint projects. The Collaborative Development Agreement may be renewed for successive one-year periods, and is subject to earlier termination by mutual agreement of the parties or by either party upon written notice to the other party 30 days prior to the end of the initial term or a renewal term.

ERICSSON AGREEMENTS

  Supply and Licensing Agreements

     On April 16, 1996, Ericsson and the Company entered into definitive agreements governing (i) the purchase of GSM handsets, (ii) the sale by Ericsson of IS-661 and GSM infrastructure equipment manufactured by the Company, and
(iii) cooperation on marketing, standards and technical activities. Each of these agreements has a term of five years. The Company has also entered into two vendor financing agreements with Ericsson for the build out of the Miami and Boston markets, as well as the Philadelphia and Dover markets. As part of the vendor financing agreements, the Company is obligated to purchase a minimum of $257.5 million of infrastructure equipment, software, engineering, installation and testing services.

     Under the terms of the licensing and supply agreements, Ericsson paid license fees to the Company of $0, $0 and $8.5 million in 1999, 1998 and 1997, respectively.

11. JOINT VENTURES:

     In November 1997, the Company and D&E Communications, Inc. (D&E), through their respective wholly owned subsidiaries, formed a limited partnership, PCS One. Both parties hold a 50% interest in this joint venture, which operates a PCS communication system in the Lancaster, Harrisburg, York and Reading, Pennsylvania BTAs. The joint venture will operate for an initial period of ten years, with provisions for subsequent renewals. The Company recorded $4.7 million and $9.0 million as its share of the PCS One loss for the years ended December 31, 1999 and 1998, respectively. After recording the equity in losses of the joint venture up to the amount of the Company's investment, no further losses were recognized. PCS One entered into a financing agreement with Nortel for up to $40 million to finance the build out. As of December 31, 1999

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
and 1998, PCS One had borrowed $40 million and $26.6 million under the vendor financing facility. The Company and D&E have a joint and several obligation to contribute funds not to exceed the lesser of $50 million or the balance on the financing agreement in the event of any default on the agreement by PCS One. Since the Company and D & E have already jointly contributed $30.9 million to PCS One, which is less than the draw on the facility, the maximum remaining obligation was $9.1 million as of December 31, 1999. As of December 31, 1999 and 1998, the Company and D&E had jointly contributed $30.9 million and $25.2 million, respectively. If the current ownership percentages of the joint venture are maintained, the Company's anticipated future contributions to meet the obligation would be less than $10 million.

     On August 3, 1999, OTI and Siemens announced the formation of a joint venture to develop wireless IP-based solutions to integrate mobile radio and Internet technology. In anticipation of this transaction, OTI contributed the assets and liabilities of its Wireless IP Networks division into a wholly owned subsidiary, Omnipoint Technologies III, Inc. (OTI3). On August 2, 1999, Siemens and OTI executed a Stock Purchase Agreement, whereby Siemens purchased a majority interest of the outstanding stock of OTI3 for $40.5 million. In connection with the joint venture and sale of stock, Siemens extended a demand loan to OTI in the amount of $4.5 million, collateralized by the remaining shares in OTI3 owned by OTI. Omnipoint recorded a gain of $41.6 million related to this transaction.

     In October 1999, the Company entered into an agreement with Unisite, Inc. (Unisite) to sell shares in several of the Company's subsidiaries and created partnerships to manage various tower locations. The $3.9 million gain on this sale of subsidiary stock was deferred and will be recognized over fifteen years. $0.1 million of this gain was recognized in 1999.

     In December 1999, the Company and NPI, through their respective wholly owned subsidiaries, formed a joint venture, NPI Wireless, LLC. The Company contributed $2.0 million for a 20% interest in the joint venture. This joint venture will serve several markets in Northern Michigan.

     In December 1999, the Company and VoiceStream entered into a joint venture agreement for the purpose of acquiring the GSM network infrastructure equipment in the Baltimore, MD and Washington, D.C. metropolitan area from Sprint PCS. The newly formed joint venture entity, Omnipoint Communications Cap Operations, LL , is owned 25% by the Company and 75% by VoiceStream. The Company did not contribute any capital to obtain its 25% interest.

12. ACQUISITIONS:

     On October 22, 1999, the Company entered into an Agreement and Plan of Merger with East/West Communications, pursuant to which, among other things, East/West Communications will merge with and into the Company, which will be the surviving corporation in the merger. East/West Communications holds five licenses covering a total of approximately 22.2 million POPs, consisting primarily of Los Angeles and Washington, D.C. with a combined 20.6 million POPs, as well as Sarasota, FL, Reno, NV, and Santa Barbara, CA, which make up the remaining 1.6 million POPs. The Company invested $3.0 million in East/West Communications in exchange for 300,000 shares of East/West Communications common stock. In addition, the Company simultaneously agreed to purchase all outstanding East/West Communications common shares at the closing of the proposed acquisition in exchange for new Series E Omnipoint preferred stock, equivalent to a fixed 1.775 million shares of Omnipoint common stock. Based on the October 21, 1999 closing price of $71.00 per share of Omnipoint common stock, the acquisition is valued at approximately $118 million, or $5.32 per POP. The Company will also assume approximately $15 million in FCC debt and will redeem approximately $8 million in East/West Communications preferred stock, for a combined total acquisition cost of approximately $6.50 per POP. See Note 21 -- Subsequent Events.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various leases for its offices, facilities, communication towers and for equipment used in the development of its products. The leases are typically three to five years in length, except for a fifteen year agreement for communication towers, and payable on a monthly basis. Future minimum rentals under non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

                                                             OPERATING
                           YEAR                               LEASES
                           ----                              ---------
2000.......................................................   $10,576
2001.......................................................    10,253
2002.......................................................     9,653
2003.......................................................     6,595
2004.......................................................     5,849
Thereafter.................................................    53,310
                                                              -------
                                                              $96,236
                                                              =======

     Total rental expense for the years ended December 31, 1999, 1998, and 1997 was approximately $61.5 million, $42.3 million and $18.4 million, respectively.

     In July 1996, the Company, through its subsidiary, OCI, signed a five-year agreement with a provider for billing and customer-care services for which the Company will be provided with software products and services to support its billing and customer-service requirements. The Company has committed a minimum amount of $14.1 million in processing fees over the first five years of the agreement, which may be satisfied by the Company and/or its affiliates.

     The Company is in various stages of negotiation for handsets, accessories and services from various suppliers. These new contracts could require minimum purchase commitments from the Company. Management believes that the Company will fulfill these commitments in the normal course of business.

14. WARRANTS, STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

  Warrants

     During 1991, the Company granted a warrant to purchase 915,000 shares of common stock at an exercise price of $.008 per share, a price below market value, exercisable for a period of 10 years in exchange for investment banking services over five years. The Company also issued a warrant to purchase 750,000 shares of common stock originally exercisable for a period of five years from the date of issuance. The warrants are exercisable for a price of $1.00 per share for the first 250,000 shares exercised, $1.10 per share for the next 250,000 shares exercised and $1.20 per share for the remaining 250,000 shares exercised. Subsequent to December 31, 1994, the Company and the warrant holder agreed that the warrant holder could loan to the Company an amount equal to the aggregate exercise price of the warrant on or before the original expiration date. In such event, the expiration date of the warrant would be extended for an additional five years. The Company issued 229,168 warrants of which 50,000 have a strike price of $0.004 and the remainder have a strike price of $6.00 to the holder of the Credit Loan Agreement. These warrants expire on March 10, 2002.

     In connection with the senior notes and Convertible Subordinated Notes issued during 1995, the Company granted to the holders of the notes warrants to purchase 1,250,000 shares of common stock at an exercise price of $.004 per share, exercisable for a period of five years from the date of issuance. In connection with the warrants, the Company recorded a discount on the notes and an increase to paid-in capital of $17.5 million.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     During 1999, 1998 and 1997, approximately 738,000, 0 and 513,000 warrants, respectively were exercised with an exercise price of between $0.008 and $1.00. At December 31, 1999 and 1998, the Company had 1,292,667 and 2,030,770,
respectively, of warrants outstanding.

  Stock Options

     The 1990 Stock Option Plan authorizes the grant of options exercisable for a maximum of 6,250,000 of common stock to key employees, consultants, officers and directors of the Company. Options under the Plan expire ten years from the date of the grant for incentive stock options and ten years plus 30 days for non-statutory options. Options granted vest ratably over five years.

     The Company issued options to certain employees with exercise prices in excess of fair market value that do not begin to vest until the first or second anniversary of the option grant and then follow the normal five-year vesting schedule.

     The 1996 Employee Stock Purchase Plan, as amended, authorizes the issuance of a maximum of 450,000 shares of common stock through payroll deductions to employees of the Company. Employees of the Company, who are scheduled to work 20 or more hours per week and are employed as of the first day of each offering period, will be eligible to participate in the purchase plan. Except for the initial offering, which consisted of a six-month period from July 1, 1996 through December 31, 1996, each offering under the purchase plan will be for the 12-month calendar year (the "Offering Period"). Each Offering Period other than the initial Offering Period will consist of two six-month purchase periods commencing on the first business day on or after January 1 or July 1 of each year (each, a "Purchase Period").

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

     The 1997 Omnibus Stock Plan authorizes the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards or any combination thereof. The plan provides for the issuance of 2,500,000 shares of common stock to key employees, consultants, officers and directors of the Company. Options under the plan expire ten years from the date of the grant and vest ratably over five years. Payments to satisfy obligations due for stock appreciation rights, restricted or unrestricted stock awards, phantom stock, and performance awards may be made by delivering common stock or cash, or any combination of common stock and cash, as determined by the plan administrator. In May 1998, the Company amended its 1997 Omnibus Stock Plan to authorize an additional 2,500,000 shares for issuance under the Plan.

     The Company has three stock-based compensation plans, which are described above. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans other than options issued under fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and earnings

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                   1999                     1998                     1997
                           ---------------------    ---------------------    ---------------------
                                        LOSS PER                 LOSS PER                 LOSS PER
                              NET        COMMON        NET        COMMON        NET        COMMON
                             LOSS        SHARE        LOSS        SHARE        LOSS        SHARE
                           ---------    --------    ---------    --------    ---------    --------
As Reported..............  $(707,571)   $(13.23)    $(677,727)   $(12.87)    $(321,010)    $(6.23)
Pro forma................  $(721,515)   $(13.59)    $(685,418)   $(13.02)    $(328,005)    $(6.36)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ending 1999, 1998 and 1997, respectively: an expected life of six years, expected volatility of 68.00%, 62.00%, and 50.00%, a risk-free interest rate of 5 1/2%, 4.5%, and 6.1%, and a dividend yield of zero, respectively. The Company recorded approximately $6.3 million, $2.8 million and $3.1 million in compensation expense for the years ended December 31, 1999, 1998 and 1997.

     The effects of applying SFAS 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net loss and net loss per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995. The fair value of the employee stock purchase plan is estimated on the date of purchase using the Black-Scholes option pricing model utilizing the following weighted average assumptions; an expected life of six months, expected volatility of 68%, a dividend yield of zero and a risk-free interest rate of 5 1/2%. Included in the pro forma net loss and earnings above, the amount of compensation expense, net of income taxes related to the employee stock purchase plan is approximately $1.0 million, $0.5 million and $0.6 million for 1999, 1998, and 1997 respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented in the following chart:

                                             1999                    1998                     1997
                                    ----------------------   ---------------------   ----------------------
                                                 WEIGHTED                WEIGHTED                 WEIGHTED
                                                  AVERAGE                 AVERAGE                  AVERAGE
                                                 PRICE PER               PRICE PER                PRICE PER
                                      SHARES       SHARE      SHARES       SHARE       SHARES       SHARE
                                    ----------   ---------   ---------   ---------   ----------   ---------
Options outstanding at beginning
  of year January 1...............   7,240,051    $16.53     7,040,041    $14.75      4,676,299    $ 8.84
Granted
  At fair value...................     628,451     32.97       656,903     24.94        403,226     18.43
  At greater than fair value......     481,198     19.47       865,850     23.95      3,454,513     23.58
  At less than fair value.........     948,200      4.92       110,680      6.30        121,447      3.18
Exercised.........................  (1,055,077)    11.45      (487,913)     3.03       (530,970)     1.94
Canceled..........................    (969,336)    19.98      (945,510)    21.50     (1,084,474)    16.38
                                    ----------    ------     ---------    ------     ----------    ------
Options outstanding at December
  31..............................   7,273,487    $16.84     7,240,051    $16.53      7,040,041    $14.75
                                    ==========    ======     =========    ======     ==========    ======
Options exercisable at December
  31..............................   2,281,983    $ 8.85     2,316,209    $ 6.41      2,099,136    $ 3.54
                                    ==========    ======     =========    ======     ==========    ======
Options available for future grant
  at December 31..................   1,902,419               2,990,932                1,178,855
                                    ==========               =========               ==========
Weighted average fair value of
  options granted during the
  year............................      $20.81                  $19.14                   $11.21
                                    ==========               =========               ==========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING
                    -------------------------------------------------
                                  WEIGHTED AVERAGE                           OPTIONS EXERCISABLE
                                     REMAINING                          ------------------------------
    RANGE OF          NUMBER        CONTRACTUAL      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
 EXERCISE PRICES    OUTSTANDING         LIFE          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
 ---------------    -----------   ----------------   ----------------   -----------   ----------------
$0.01 - $  0.01...     792,618          8.72             $  0.01            58,755         $ 0.01
$0.02 - $  0.90...   1,060,827          0.99             $  0.71         1,060,327         $ 0.71
$1.00 - $  6.00...     385,682          5.64             $  5.91           278,494         $ 5.88
$7.19 - $ 16.00...   1,306,594          7.93             $ 15.86           347,745         $15.86
$16.06 - $ 20.75..     803,455          8.00             $ 19.62           206,741         $19.46
$20.81 - $ 24.44..     296,032          7.10             $ 22.93           131,866         $23.45
$24.50 - $ 26.00..   2,146,890          8.06             $ 25.97           190,160         $25.97
$26.50 - $ 88.44..     477,639          8.82             $ 42.28             7,895         $30.73
$90.00 - $ 90.00..       2,350          9.97             $ 90.00                 0         $ 0.00
$104.38 - $104.38..      1,400          9.99             $104.38                 0         $ 0.00
                     ---------          ----             -------         ---------         ------
$0.001 - $104.38..   7,273,487          6.95             $ 16.84         2,281,983         $ 8.85
                     =========          ====             =======         =========         ======

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

     In July 1998, the Company implemented a stock option plan for its subsidiary, OTI. This plan provides that up to 20% of OTI's future stock issuances will be available for distribution to OTI's employees. OTI granted 2,625,610 options at the price of $2.00, as determined by the Board of Directors to be the fair market value as of the date of Grant. These options vest over five years and do not cancel upon termination of employment. In conjunction with the sale of OTI3, the Company paid each OTI option holder $1.25 for each option held as of August 2, 1999. As of December 31, 1999, there were no OTI stock options outstanding and the plan was cancelled with the buyout of these options.

  Employee Benefit Plans

     The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code covering substantially all of its employees. The 401(k) plan allows employees to make contributions up to a specified percentage of their compensation. On January 1, 1998, the Company began a program of providing a discretionary match of employee contributions up to a certain limit to be changed by the Board of Directors from time to time. The participants' contributions may be made in shares of the Company's common stock or, if determined by the Company, in cash. Participants vest in the Company's matching contribution based on years of service as defined by the plan. The Company recorded $1.5 and $1.4 million for 401(k) matching for the years ended December 31, 1999 and 1998, respectively.

15. INCOME TAXES:

     At December 31, 1999, the Company had federal net operating loss carry forwards of approximately $2,490.7 million to be used to offset future taxable income; these carry forwards expire during the years 2002 through 2018. Approximately $3.2 million of these net operating losses were related to stock option exercises, the tax benefit of which, when ultimately realized, would be reflected as a component of equity. Under the Tax

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

Reform Act of 1986, the amount of and benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances.

     Deferred tax assets and liabilities as of December 31, 1999 and 1998 are comprised of the following (in thousands):

                                                         1999         1998
                                                       ---------    ---------
Deferred tax assets:
  Inventory..........................................  $     723    $     746
  Compensation related...............................      5,612        5,065
  Start up costs.....................................      9,116       12,416
  Reserves...........................................      9,024       11,995
  Other..............................................        212           72
  Net operating loss carry forwards..................    996,272      582,210
  Valuation allowance................................   (813,415)    (483,185)
Deferred tax liabilities:
  FCC license........................................    (41,286)     (30,247)
  Fixed assets.......................................   (160,976)     (99,072)
                                                       ---------    ---------
Net deferred tax assets..............................  $   5,282    $       0
                                                       =========    =========

     Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. During 1999 the Company became qualified to sell certain state deferred tax assets to other corporations, in effect allowing the Company to recognize the tax asset. The amount of tax assets it was qualified to sell was $10.0 million at no less than 75% of their value. During 1999 the Company sold $3.6 million at 82.5% for proceeds of $3.0 million and expects to sell the remaining $6.4 million in 2000 for 82.5% or $5.3 million, resulting in a tax benefit of $8.3 million

     The provision(benefit) for income taxes consisted of the following for each of the three years in the period ended December 31, 1999 (in thousands):

                                                        1999      1998    1997
                                                       -------    ----    ----
Current:
  Federal............................................
  State..............................................  $(2,968)
  Foreign............................................
                                                       -------    ---     ---
                                                       $(2,968)
Deferred:
  Federal............................................
  State..............................................  $(5,282)
  Foreign............................................
                                                       -------    ---     ---
                                                       $(5,282)
                                                       -------    ---     ---
Provision (benefit)..................................  $(8,250)
                                                       =======    ===     ===

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using

                     OMNIPOINT CORPORATION AND SUBSIDIARIES
available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                      1999                        1998
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS)
Loans payable under financing
  agreements..............................  $1,870,902    $1,870,902    $1,356,844    $1,356,844
New York MTA license obligation...........     154,576       154,576       267,991       267,991
C and F Block license obligations.........     180,395       209,301       176,746       164,664
11 5/8% Senior and Series A Notes due
  2006....................................     457,009       478,125       457,696       309,832
11 1/2% Senior Note Due 2009..............     200,037       221,913
14% Senior Notes..........................     142,800       161,259       125,000       125,000
Senior Notes..............................      22,966        25,000        21,200        22,027

  Cash and Cash Equivalents, Prepaid Expenses and Other Assets, Accounts Payable, Accrued Expenses and Short-Term Debt

     The carrying amounts of these items are a reasonable estimate of their fair value.

  Loans Payable Under Financing Agreements

     The carrying amounts of these obligations approximate fair value. The obligations' interest rates are periodically adjusted to current market rates.

  Institutional Notes, Senior Notes and Series A Notes

     The fair value of the Corporation's senior notes payable is estimated based on the quoted market prices for the same or similar issues.

  New York MTA License Obligation

     The fair value of this obligation is based on the prevailing terms that the United States Government offers other Pioneer's Preference license holders. The terms and conditions for this obligation are set by the Federal Communications Commission based on authority granted by the Congress of the United States of America.

  C and F Block License Obligations

     The fair value of these obligations are based on the Company's estimate of borrowing costs for debt similar to that issued by the U.S. Government, without consideration of any charges that may result upon full implementation of the Entrepreneurs Band Reconsideration Order.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

17. LITIGATION:

     The Company is subject to legal proceedings, administrative proceedings and claims of various types in the ordinary course of its business. While the Company cannot estimate the ultimate settlement, if any, of these proceedings, it does not believe that any such legal proceedings will have a material adverse effect on the Company, its liquidity, financial position or results of operations.

18. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                1999        1998       1997
                                                              --------    --------    -------
Cash paid for interest......................................  $189,230    $ 89,038    $74,385
Cash paid for taxes.........................................
Non-cash investing and financing activities:
  Liability incurred for acquisition of the license.........                           39,234
  Proceeds from financing agreement used to pay origination
     fee....................................................     7,880       1,500      4,875
  Capital assets purchased through accounts payable.........     5,526      41,206     50,694
  Return of C Block licenses................................               296,017
  Disaggregation and amnesty of C Block license
     obligations............................................               242,318
  Refinancing of interim credit facility....................     7,500     350,000
  Payment of interest with shares of common stock...........     1,875       1,875

19. SEGMENT INFORMATION:

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131). The Company's two reportable segments are as follows:

          PCS Services -- provides digital wireless services in several markets in the United States

          PCS Technology -- developer and supplier of wireless communication technologies, products and engineering services

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes inter-segment revenues, as well as a partial charge for corporate headquarters costs to its PCS services segment. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA). However, most of the corporate headquarters costs including, but not limited to, costs related to strategic partnering, legal, accounting, consulting, human resources, auction-related etc., have not been allocated to the segments.

     The Company is organized on the basis of products and services. The Company's segments are strategic business units that offer different products and services. The Company's PCS Services regions have been aggregated into the PCS services segment.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     The table below presents information about reported segments for the Statements of Operations for the years ended December 31, 1999, 1998 and 1997, and for the Balance Sheets as of December 31, 1999, 1998 and 1997, (in thousands):

                                           PCS             PCS          RECONCILING      CONSOLIDATED
                                         SERVICES       TECHNOLOGY         ITEMS            TOTALS
                                        ----------      ----------      -----------      ------------
1999
  Revenues............................  $  401,523       $  2,691        $                $  404,214
  EBITDA(3)...........................  $ (248,974)      $ (9,221)       $(19,704)(2)     $ (277,899)
          Total Assets................  $1,940,437       $  2,647        $384,548         $2,327,632

1998
  Revenues............................  $  167,753       $  7,741        $ (2,958)(1)     $  172,536
  EBITDA(3)...........................  $ (282,528)      $(24,085)       $(21,151)(2)     $ (327,764)
          Total Assets................  $1,808,983       $  5,168        $252,453         $2,066,604

1997
  Revenues............................  $   42,377       $  9,573        $       (1)      $   51,950
  EBITDA(3)...........................  $ (145,924)      $(26,451)       $(13,317)(2)     $ (185,692)
          Total Assets................  $1,617,007       $ 13,208        $149,374         $1,779,589

---------------
(1) Represents inter-segment revenue

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

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     A reconciliation of total segment EBITDA to consolidated net loss for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                            1999          1998         1997
                                                          ---------    ----------    ---------
Total EBITDA for reportable segments....................  $(277,899)   $ (327,764)   $(185,692)
Depreciation and amortization...........................   (198,806)     (129,043)     (52,644)
Equity in losses of joint ventures......................     (4,718)      (11,879)
Interest income.........................................     13,027        11,355       12,872
Interest expense........................................   (261,771)     (187,187)     (89,061)
Gain on sale of subsidiary stock........................     41,013
Other income (expense), net.............................     (5,749)       (8,149)         106
Extraordinary loss on return of C Block licenses, net of
  tax...................................................                  (11,115)
Extraordinary loss on early extinguishment of debt, net
  of tax................................................                                (6,591)
Income tax benefit......................................      8,250
Accretion of 7% Cumulative Convertible Preferred
  Stock.................................................    (20,918)      (13,945)
                                                          ---------    ----------    ---------
  Net loss attributable to common stockholders..........  $(707,571)   $ (677,727)   $(321,010)
                                                          =========    ==========    =========
Cash flows provided by (used in):
  Operating activities..................................  $(445,650)   $ (422,665)   $(217,666)
  Investing activities..................................  $(257,168)   $ (563,411)   $(441,503)
  Financing activities..................................  $ 855,084    $1,117,227    $ 507,721

     Reconciling items from segment total assets to consolidated total assets at December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Corporate cash and short term investments..........  $349,706    $232,188    $ 78,043
Escrow deposits....................................                            51,230
Unallocated corporate assets.......................    34,843      20,265      20,101
                                                     --------    --------    --------
          Total reconciling items..................  $384,549    $252,453    $149,374
                                                     ========    ========    ========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     Specified items related to segment assets as of December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                  PCS          PCS        RECONCILING    CONSOLIDATED
                                                SERVICES    TECHNOLOGY       ITEMS          TOTALS
                                                --------    ----------    -----------    ------------
1999
Investment in equity method subsidiaries......  $  1,709      $            $               $  1,709
Fixed asset expenditures......................  $251,060      $2,367       $    299(4)     $253,726

1998
Investment in equity method subsidiaries......  $  6,940      $            $               $  6,940
Fixed asset expenditures......................  $560,864      $1,050       $    630(4)     $562,544

1997
Investment in equity method subsidiaries......  $ 23,180      $            $               $ 23,180
Fixed asset expenditures......................  $435,167      $2,027       $  1,555(4)     $438,749

---------------
(4) Represents corporate expenditures for fixed assets

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table provides quarterly data for the fiscal years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                                    1999
                                            -----------------------------------------------------
                                            MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                            ---------    ---------    ------------    -----------
Revenues..................................  $  69,651    $  89,666     $ 109,859       $ 135,037
Operating expenses:
  Cost of service revenues and
     operations...........................     35,885       36,941        37,885          44,861
  Cost of handset and accessories
     revenues.............................     39,142       38,363        36,781          53,173
  Cost of engineering services............      1,533          153           145             179
  Research and development, net...........                     171         1,848             972
  Sales, general and administrative.......     67,072       82,242        90,543         114,224
  Depreciation and amortization...........     45,862       47,605        49,894          55,446
                                            ---------    ---------     ---------       ---------
          Total operating costs and
            expenses......................    189,494      205,475       217,096         268,854
                                            ---------    ---------     ---------       ---------
  Loss from operations....................   (119,843)    (115,809)     (107,237)       (133,817)
                                            ---------    ---------     ---------       ---------
Other income (expense):
  Equity in losses of joint ventures......     (2,585)        (421)       (1,711)
  Interest income.........................      2,323        2,096         3,429           5,179
  Interest expense........................    (61,588)     (64,902)      (66,149)        (69,132)
  Gain on sale of subsidiary stock........                                37,120           3,893
  Other income (expense), net.............        197          208           306          (6,460)
                                            ---------    ---------     ---------       ---------
Loss before extraordinary item and income
  tax benefit.............................   (181,496)    (178,828)     (134,242)       (200,338)
  Income tax benefit......................                                                 8,250
                                            ---------    ---------     ---------       ---------
Net Loss..................................  $(181,496)   $(178,828)    $(134,242)      $(192,088)
  Accretion of 7% Cumulative Convertible
     Preferred Stock......................     (5,229)      (5,229)       (5,230)         (5,229)
                                            ---------    ---------     ---------       ---------
Net loss attributable to common
  stockholders............................  $(186,725)   $(184,057)    $(139,472)      $(197,317)
                                            =========    =========     =========       =========

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                                                                    1999
                                            -----------------------------------------------------
                                            MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                            ---------    ---------    ------------    -----------
Loss per common share before extraordinary
  item....................................  $   (3.52)   $   (3.46)    $   (2.60)      $   (3.65)
Loss per common share on extraordinary
  item....................................         --           --            --              --
                                            ---------    ---------     ---------       ---------
Net loss per common share -- basic and
  diluted.................................  $   (3.52)   $   (3.46)    $   (2.60)      $   (3.65)
                                            =========    =========     =========       =========
Weighted average number of common shares
  outstanding.............................     53,121       53,208        53,590          54,069
                                            =========    =========     =========       =========

                                                                    1998
                                            -----------------------------------------------------
                                            MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                            ---------    ---------    ------------    -----------
Revenues..................................  $  34,068    $  42,189     $  42,155       $  54,124
Operating expenses:
  Cost of service revenues................     23,383       36,835        29,372          34,587
  Cost of handset and accessories
     revenues.............................     29,073       23,314        17,015          30,672
  Cost of engineering services............      1,536          825           457           1,350
  Research and development................      4,313        5,084         4,327           2,915
  Sales, general and administrative.......     45,638       57,056        69,868          82,680
  Depreciation and amortization...........     19,879       31,636        33,654          43,874
                                            ---------    ---------     ---------       ---------
          Total operating costs and
            expenses......................    123,822      154,750       154,693         196,078
                                            ---------    ---------     ---------       ---------
  Loss from operations....................    (89,754)    (112,561)     (112,538)       (141,954)
                                            ---------    ---------     ---------       ---------
Other income (expense):
  Equity in losses of joint ventures......     (2,023)      (2,175)       (2,349)         (5,332)
  Interest income.........................      1,591        5,623         2,113           2,028
  Interest expense........................    (34,689)     (57,543)      (44,428)        (50,527)
  Other income (expense), net.............         90       (2,580)          170          (5,829)
                                            ---------    ---------     ---------       ---------
  Loss before extraordinary item..........   (124,785)    (169,236)     (157,032)       (201,614)
Extraordinary loss on return of C Block
  licenses, net of tax....................         --      (11,115)           --              --
                                            ---------    ---------     ---------       ---------
  Net loss................................  $(124,785)   $(180,351)    $(157,032)      $(201,614)
Accretion of 7% Cumulative Convertible
  Preferred Stock.........................         --       (3,486)       (5,230)         (5,229)
                                            ---------    ---------     ---------       ---------
Net loss attributable to common
  stockholders............................  $(124,785)   $(183,837)    $(162,262)      $(206,843)
                                            =========    =========     =========       =========
Loss per common share before extraordinary
  item....................................  $   (2.38)   $   (3.29)    $   (3.08)      $   (3.91)
Loss per common share on extraordinary
  item....................................         --        (0.21)           --              --
                                            ---------    ---------     ---------       ---------
Net loss per common share -- basic and
  diluted.................................  $   (2.38)   $   (3.50)    $   (3.08)      $   (3.91)
                                            =========    =========     =========       =========
Weighted average number of common shares
  outstanding -- basic and diluted........     52,384       52,580        52,747          52,845
                                            =========    =========     =========       =========

21. SUBSEQUENT EVENTS:

VOICESTREAM AND EAST/WEST MERGERS

     On February 24, 2000, Omnipoint, VoiceStream and East/West Communications each received their required shareholder approvals to complete their respective mergers. On February 24, 2000, Hutchison converted its $150 million Series A Non-Voting Convertible Preferred Stock into voting shares of Omnipoint. Upon the merger with VoiceStream these shares were exchanged for VoiceStream Shares.

                     OMNIPOINT CORPORATION AND SUBSIDIARIES

     On February 25, 2000 prior to its merger with VoiceStream, Omnipoint completed its merger with East/ West Communications by issuing 1.775 million shares of the Company's common stock. Additionally, immediately prior to the Merger with VoiceStream, the Company entered into two joint ventures with Cook Inlet Region, Inc. In order to comply with FCC requirements, the Company contributed all of its C and F Block PCS licenses, along with assets and liabilities associated with these licenses, in exchange for 49.9% membership interests in each of two joint venture entities controlled by Cook Inlet Region, Inc.

     Having previously received all required federal, state and regulatory approvals, VoiceStream and Omnipoint completed their Merger on February 25, 2000. Following the effective close of the Merger, VoiceStream issued 0.825 VoiceStream shares and $8.00 in cash for each share of Omnipoint common stock. Additionally, Hutchison invested $957 million and Sonera Corporation invested $500 million into the Merged Company.

     Upon consummation of the Merger, VoiceStream repaid $1.7 billion of the loans payable under Financing Agreements secured by collateral in specific markets with the proceeds of VoiceStream's $3.25 billion senior secured credit facility. Following the Merger, VoiceStream prepaid the $25 million 12% Institutional Notes due November 2000. In addition, VoiceStream will complete an offer to purchase or exchange Omnipoint's remaining Senior Notes as required pursuant to each of the respective indentures.

     As a result of the Merger, and as a wholly owned subsidiary of VoiceStream, the Company will be highly dependent on the financing and capital resources of its Parent company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Omnipoint Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 21, 2000, except for Note 21 for which the date is February 25, 2000, appearing in the 1999 Annual Report to Shareholders of Omnipoint Corporation (which report and financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 21, 2000, except for Note 21
for which the date is February 25, 2000

                                                                      SCHEDULE I
                     OMNIPOINT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO    DEDUCTIONS    BALANCE AT
                                                  BEGINNING     COSTS AND        FROM         END OF
                                                  OF PERIOD      EXPENSES      RESERVES       PERIOD
                                                  ----------    ----------    ----------    ----------
Period ended December 31, 1997:
  Reserve for doubtful accounts.................   $     0       $ 8,059       $ (2,313)     $ 5,746
Period ended December 31, 1998:
  Reserve for doubtful accounts.................   $ 5,746       $33,230       $(26,882)     $12,094
Period ended December 31, 1999:
  Reserve for doubtful accounts.................   $12,094       $31,705       $(29,001)     $14,798