Form 10-Q
period 2000-03-31
OMNIPOINT CORP \DE\
filed 2000-05-16
CIK 1002532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                        COMMISSION FILE NUMBER:  0-27442


                              OMNIPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         04-2969720
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         3650 131ST AVENUE S.E.,
         BELLEVUE, WASHINGTON                                98006
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (425) 653-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                              OMNIPOINT CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


                                                                   Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                  3

        Consolidated Statements of Operations                        4

        Consolidated Statements of Cash Flows                        5

        Notes to Consolidated Financial Statements                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10


PART II - OTHER INFORMATION                                         13

ITEM 1.  LEGAL PROCEEDINGS                                          13

ITEM 2.  CHANGES IN SECURITIES                                      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

ITEM 5.  OTHER INFORMATION                                          13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           13

                              OMNIPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                       March 31,       December 31,
                                                                         2000              1999
                                                                      -----------      ------------
                                                                      (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $   163,103       $   347,557
  Accounts receivable, net of allowance for doubtful accounts of
    $17,558 and $14,798, respectively                                      79,850            66,590
  Inventory                                                                12,539            39,144
  Prepaid expenses and other current assets                                58,542            47,079
                                                                      -----------       -----------
     Total current assets                                                 314,034           500,370

Property and equipment, net of accumulated depreciation
  of $7,103 and $316,560, respectively                                    473,900         1,089,572
Licensing costs and other intangible assets, net of accumulated
  amortization of $2,663 and $72,885, respectively                        984,066           731,082
Goodwill, net of accumulated amortization of $17,153 and $0,
  respectively                                                          4,112,253
Investments in and advances to unconsolidated affiliates                  599,789             6,608
                                                                      -----------       -----------
                                                                      $ 6,484,042       $ 2,327,632
                                                                      ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $    18,239       $    66,972
  Accrued liabilities                                                     233,882           188,946
  Construction accounts payable                                            12,059             1,821
  Payable to affiliate                                                     99,158
  Current portion of long-term debt                                       124,836           164,556
                                                                      -----------       -----------
     Total current liabilities                                            488,174           422,295

Long-term debt                                                          2,699,780         2,864,159

Shareholders' equity:
  7% Cumulative convertible preferred stock; $1,000 par value;
    10,000,000 shares authorized and 325,000 shares
    issued and outstanding                                                302,339           297,109
  Series A non-voting convertible preferred stock; $0.01
    par value; 12,500 authorized and outstanding                          300,000           300,000
  Common stock, no par value, and paid in capital                       2,753,044           315,920
  Deferred compensation                                                                     (13,978)
  Deficit                                                                 (59,295)       (1,857,873)
                                                                      -----------       -----------
     Total shareholders' equity                                         3,296,088          (958,822)
                                                                      -----------       -----------
                                                                      $ 6,484,042       $ 2,327,632
                                                                      ===========       ===========


           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                           February 25    January 1 to    Three months
                                                           to March 31,   February 24,   ended March 31,
                                                              2000           2000            1999
                                                           ------------   ------------   ---------------
Revenues:
    Subscriber revenues                                     $ 20,914       $  42,458       $  34,488
    Prepaid revenues                                          24,297          44,781          15,876
    Roamer revenues                                            4,138           9,629           4,469
    Equipment sales and other revenue                          7,028          12,275          14,818
                                                            --------       ---------       ---------
         Total revenues                                       56,377         109,143          69,651
                                                            --------       ---------       ---------
Operating expenses:
    Cost of service                                           12,113          31,066          35,719
    Cost of equipment sales                                   15,366          32,512          39,142
    Cost of engineering services                                 283             736           1,533
    Research and development, net                                296           1,530
    General and administrative                                19,277          51,100          30,289
    Sales and marketing                                       14,414          38,283          36,256
    Depreciation and amortization                             26,920          38,603          45,862
    Stock-based compensation                                                                     693
                                                            --------       ---------       ---------
         Total operating expenses                             88,669         193,830         189,494
                                                            --------       ---------       ---------
Operating loss                                               (32,292)        (84,687)       (119,843)
                                                            --------       ---------       ---------
Other income (expense):
    Interest and financing expense, net                      (22,848)        (58,421)        (61,588)
    Equity in net loss of unconsolidated affiliates           (4,623)                         (2,585)
    Interest income and other                                    468           1,805           2,520
                                                            --------       ---------       ---------
         Total other income (expense)                        (27,003)        (56,616)        (61,653)
                                                            --------       ---------       ---------
Net loss                                                     (59,295)       (141,303)       (181,496)
Accretion of 7% cumulative convertible preferred stock        (1,743)         (3,487)         (5,229)
                                                            --------       ---------       ---------
Net loss attributable to common shareholders                $(61,038)      $(144,790)      $(186,725)
                                                            ========       =========       =========


           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        February 25 to        January 1          Three months
                                                                           March 31,       to February 25,      ended March 31,
                                                                             2000               2000                 1999
                                                                        --------------     ---------------      ---------------
Operating activities:
   Net loss                                                               $   (59,295)        $ (141,303)          $(181,496)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                           26,920             38,603              45,862
       Payment in inkind interest on financing agreements                                                             10,422
       Equity in net loss of unconsolidated affiliates                          4,623                                  2,585
       Sales of trading securities, net                                                                               12,847
       Other, net                                                                                 11,754               3,265
       Changes in operating assets and liabilities:
             Accounts receivable, net                                         (24,317)           (14,950)             (7,327)
             Inventory                                                          3,417              2,390               6,937
             Prepaid expenses and other current assets                        (31,002)            (5,684)             (6,467)
             Accounts payable and accrued liabilities                          51,291           (117,528)             (4,075)
                                                                          -----------         ----------           ---------
       Net cash used in operating activities                                  (28,363)          (226,718)           (117,447)
                                                                          -----------         ----------           ---------
Investing activities:
   Purchase of property and equipment                                         (17,086)           (40,341)            (21,644)
   FCC deposit                                                                                                        (6,500)
   Investments in and advances to unconsolidated affiliates                    (1,900)            (1,291)
                                                                          -----------         ----------           ---------
       Net cash used in investing activities                                  (18,986)           (41,632)            (28,144)
                                                                          -----------         ----------           ---------
Financing activities:
   Proceeds from issuance of common stock, net                                                     3,599                 405
   Additions to long-term debt                                              1,900,000             10,917             166,312
   Repayment of long-term debt                                             (1,746,597)           (12,072)             (2,730)
   Payment of FCC licenses                                                                                           (27,543)
   Deferred financing costs                                                   (56,875)                                  (628)
   Advances from affiliates                                                    40,380                                    (12)
                                                                          -----------         ----------           ---------
       Net cash provided by financing activities                              136,908              2,444             135,804
                                                                          -----------         ----------           ---------
Change in cash and cash equivalents                                            89,559           (265,906)             (9,787)


Cash and cash equivalents, beginning of period                                 73,544            347,557             194,732
                                                                          -----------         ----------           ---------
Cash and cash equivalents, end of period                                  $   163,103         $   81,651           $ 184,945
                                                                          ===========         ==========           =========


           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL:

        The Company provides wireless communications services in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. On February 25, 2000, we completed the merger with VoiceStream Corporation ("VoiceStream") and are now a wholly-owned subsidiary of VoiceStream. VoiceStream also provides wireless communications services in urban markets in the United States using GSM.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year.

        Purchase accounting adjustments

        As a result of the VoiceStream merger and the push-down purchase accounting that resulted, we recorded several non-cash adjustments including the following (see Note 3 for further discussion of merger):

Contribution of net assets to joint ventures          $   150,000
Working capital adjustment                               (107,000)
Property, plant and equipment adjustment                 (363,000)
Licenses and other intangibles (excluding goodwill)       539,000
Other assets                                              (26,000)
Goodwill                                               (4,129,000)
Common stock                                            2,439,000
Deficit                                                 1,858,000


        The above adjustments reflect the estimated fair value of assets and liabilities acquired by VoiceStream as of the date of acquisition. The adjustment to working capital includes certain reserves recorded for assets estimated to be uncollectable, estimated inventory obsolescence and estimated liabilities incurred prior to merger date. Some allocations are based on valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected above.

        Intangible assets and amortization

        Goodwill consists of the excess of the purchase price over the fair value of assets in the merger with VoiceStream (see Note 3), and is being amortized over a useful life of 20 years. Licensing costs are amortized over a useful life of 40 years.


        Reclassifications

        Certain prior period amounts have been reclassified to conform to the current presentation.

        Recently issued accounting pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the issuance of our June 30, 2000, quarterly financial statements. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. We are currently evaluating this bulletin to determine the impact on our financial position and results of operations.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

        In March 2000, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore Interpretation
No. 44 will have no impact on the Company's financial statements.

Supplemental cash flow disclosure

        Cash paid for interest (net of amounts capitalized) was $81.8 million for the three months ended March 31, 2000 and $79.8 million for the same period in 1999.

3. MERGER WITH VOICESTREAM:

        On February 25, 2000, we completed the merger with VoiceStream. The merger was accounted for under the purchase method of accounting. Pursuant to the agreement, 0.825 shares of VoiceStream common stock plus $8.00 in cash was exchanged for every share of outstanding Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration.

        Under the Designated Entity rules set forth by the FCC, VoiceStream can not own or operate Omnipoint's C and F Block licenses. As a result, immediately prior to the Omnipoint merger, the C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet. Omnipoint accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC, ("CIVS III") qualify as a Designated Entity.

        VoiceStream and the Cook Inlet Partners have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties.

        Cook Inlet has contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights. Omnipoint contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. As part of this transaction, Cook Inlet has certain rights, but not the obligation, to exchange its joint venture interests into a total of 3,750,000 shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by Cook Inlet/VoiceStream GSM II and III). For CIVS II, this date is in the second quarter of 2002, and for CIVS III in the fourth quarter of 2004. These rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules.

        As mentioned above, each of the joint venture agreements included rights whereby Cook Inlet has the ability to exchange its investment in the joint ventures for a fixed number of VoiceStream shares. The fair value of the exchange rights of $28.0 million has been recorded as an increase to investment in and advances to unconsolidated affiliates and additional paid in capital as of March 31, 2000. The fair value is being amortized over the life of these exchange rights.

        Unaudited pro forma operating results, assuming the merger with VoiceStream occurred on January 1 of the respective years:

      (in thousands)                      MARCH 31,        MARCH 31,
                                            2000             1999
                                         ----------        ----------
      Total revenues                     $ 151,050         $  60,577
      Net loss                           $(222,062)        $(209,907)


4. LOSS PER COMMON SHARE:

        Omnipoint will no longer present earnings per share information as the Company is now a wholly-owned subsidiary of VoiceStream.


5. LONG-TERM DEBT:


           (in thousands)                                               MARCH 31,           DECEMBER 31,
                                                                          2000                 1999
                                                                       ----------           ------------
           Term loans under new credit facility                        $1,900,000
           11 5/8% Senior Notes and Series A Senior Notes                 450,000           $  450,000
           14% Senior Notes                                               142,800              142,800
           11 1/2% Senior Notes                                           205,000              205,000
           12% Institutional Notes                                                              25,000
           Vendor financing agreements                                                       1,870,902
           FCC license obligations                                        124,836              334,971
                                                                       ----------           ----------
                                                                        2,822,636            3,028,673
           Less current portion of long-term debt                        (124,836)            (164,556)
           Add unamortized discount and premium, net                        1,980                   42
                                                                       ----------           ----------
                                                                       $2,699,780           $2,864,159
                                                                       ==========           ==========

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        5. LONG-TERM DEBT - CONTINUED:

        On February 25, 2000, immediately following the completion of the VoiceStream merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount not to exceed $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Under the terms of the new credit facility, a subsidiary of Omnipoint is designated as a borrower subject to the same terms and conditions as VoiceStream. Immediately following the completion of the VoiceStream merger, proceeds of draws on the new credit facility were used to repay certain long-term debt of Omnipoint.

        The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages:
10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portions of the new credit facility is comprised of a $900 million Tranche A and a $1 billion Tranche B. Tranche A is required to be amortized at the same rate that the availability under the revolving credit portion of the anticipated new credit facility reduces with a final maturity on the eighth anniversary of the closing date. Tranche B is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

        Borrowings under Tranche A bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility, of VoiceStream.

        Tranche B bears interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate.

        The new credit facility contains affirmative and negative covenants, with which VoiceStream and Omnipoint must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of Omnipoint and certain of its subsidiaries.

        The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, VoiceStream entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that can be drawn by July 14, 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

        Certain long-term debt agreements of Omnipoint contain provisions which required Omnipoint to offer repayment of outstanding amounts when a change of control occurs. The VoiceStream merger constituted a change of control. Additionally, the holders of the debt issued under certain of these agreements were entitled to a prepayment premium. In accordance with the provisions of such long-term debt, Omnipoint offered to purchase, at 101% of the principal amount, the 11.625% Senior Notes due 2006 and the 11.625% Series A Notes due 2006 of Omnipoint. The offer to purchase expired on April 29, 2000. Notes representing $343,000 million of the combined principal amount were redeemed by note holders.

   In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint through its wholly-owned subsidiary OPCS Philadelphia Holdings LLC (Philadelphia Holdings) entered into a credit facility agreement with Ericsson to provide financing to Philadelphia Holdings for up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000 CIVS II through Philadelphia Operating Company (Philadelphia Operating), a wholly-owned subsidiary of Philadelphia Holdings, entered into a $350 million refinance agreement with Ericsson (New Ericsson Credit Facility) for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New Ericsson Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New Ericsson Credit Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The New Ericsson Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

   The New Ericsson Credit Facility consists of a revolving credit facility of up to $150 million and a $200 million term loan. The term loan was drawn at closing. A portion of the term loan draw was used to repay the Philadelphia Holdings credit facility. Under the terms of the agreement, the lender may elect to subordinate the revolving portion of the facility to the term loan. The principal amount of the New Ericsson Credit Facility is payable in quarterly installments beginning in 2004, with a final payment for the revolving portion of the facility due on March 31, 2008 and the final payment for the term loan due on March 31, 2009. Interest on the outstanding principal is generally payable quarterly in arrears with regard to base rate loans and at the end of the applicable interest period with regard to LIBOR loans (of which a portion of the loan proceeds are available to finance such interest payments). Interest on the New Ericsson Credit Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin and commitment fee based on Philadelphia Operating's revolver utilization rate. The Ericsson Credit Facility may be repaid in whole or in part in minimum amounts of $2 million without a premium.

        The aggregate amounts of principal maturities of Omnipoint's long-term debt at March 31, 2000, are as follows (dollars in thousands):

Nine months ended December 31, 2000        $   93,000
Year ended December 31,
    2001                                       32,000
    2002                                            0
    2003                                      243,000
    2004                                      145,000
Thereafter                                  2,310,000
                                           ----------
                                           $2,823,000
                                           ==========

5.   EAST/WEST MERGER:

        In October 1999, Omnipoint agreed to merge with East/West
Communications, Inc. giving Omnipoint additional licenses in Los Angeles and Washington, DC, as well as other markets.


6. PROPERTY AND EQUIPMENT:

           (in thousands)                                              MARCH 31,           DECEMBER 31,
                                                                          2000                 1999
                                                                       ----------           ------------
           Buildings and improvements                                  $ 22,898             $   30,444
           Wireless communication systems                               310,791              1,182,420
           Furniture and equipment                                       54,591                 90,022
                                                                       --------             ----------
           Less accumulated depreciation                                388,280              1,302,886
                                                                         (7,103)              (316,560)
                                                                       --------             ----------
           Construction in progress                                     381,177                986,326
                                                                         92,723                103,246
                                                                       --------             ----------
                                                                       $473,900             $1,089,572
                                                                       ========             ==========

        Depreciation expense was $41.1 million during the three months ended March 31, 2000 and $39.1 million for the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Omnipoint Corporation ("Omnipoint") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of Omnipoint; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Omnipoint; and other factors referenced in Omnipoint's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Omnipoint disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with Omnipoint's consolidated financial statements and notes thereto and other financial information included herein and in Omnipoint's Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of Omnipoint's personal communications services ("PCS") operations, Omnipoint's operating results for prior periods may not be indicative of future performance.

OVERVIEW

        Omnipoint is a leading provider of personal communications services and developer of PCS technology. We employ GSM (Global System for Mobile Communications) technology, which is the most widely used wireless technology in the world. We currently operate in New York, Mid Atlantic, New England, south Florida and the Midwest.

        In June 1999, we entered into an Agreement and Plan of Reorganization with VoiceStream. Pursuant to this agreement, at the effective time of the merger, each outstanding share of Omnipoint common stock was exchanged for the right to receive 0.825 shares of VoiceStream Common Stock plus $8.00 in cash. The merger was unanimously approved by our board of directors and was approved by our stockholders at a special meeting of stockholders on February 24, 2000. On February 25, 2000, we became a wholly-owned subsidiary of VoiceStream.

        In addition to the merger with VoiceStream, we continued to explore avenues for growth through acquisitions and investments during 1999, which resulted in the merger with East/West Communications, Inc. This acquisition provides five 10 MHz PCS licenses of which two are in the major markets of Los Angeles and Washington, DC. This acquisition was concluded immediately prior to the merger with VoiceStream.

        In connection with the VoiceStream merger and use of the purchase method to account for the merger, the assets, liabilities and shareholders' equity of Omnipoint have been adjusted, where necessary, to reflect the fair market value of such assets and liabilities and the VoiceStream common stock and other consideration in the merger. As a result, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the results of operations and statement of cash flows for the three months ended March 31, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger and the period from February 25, 2000, to March 31, 2000, following the merger. In the following discussion and analysis, references to results and activities for the quarter ended March 31, 2000, combine the two periods and explanations have been provided where the merger-related accounting changes have materially affected the comparability of the periods.

RESULTS OF OPERATIONS

        Under the Designated Entity rules set forth by the FCC, VoiceStream can not own or operate C and F Block licenses. As a result, immediately prior to the Omnipoint merger, the C and F Block licenses, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet. We have accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II) and Cook Inlet/VoiceStream GSM III PCS ("CIVS III"), LLC, qualify as a Designated Entity.

        We had approximately 800,200 customers as of March 31, 2000, 272,800 monthly subscribers and 527,400 prepaid customers.

Revenues:

        Subscriber, prepaid and roamer revenues for the three months ended March 31, 2000 were $146.2 million, as compared to revenues of $54.8 million for March 31, 1999, an increase of $91.4 million, or 167%. This increase is the result of the increase in our customer base.

        Equipment revenues for the three months ended March 31, 2000 were $19.0 million, as compared to revenues of $12.8 million for March 31, 1999, an increase of $6.2 million, or 48%. This increase is the result of the increased handset sales.

Operating expenses:

        Total cost of service for the quarter ended March 31, 2000, was $43.2 million, as compared to $35.7 million for the quarter ended March 31, 1999, an increase of $7.5 million, or 21%. This increase is the result of the additional costs associated with supporting a larger customer base.

        Cost of handset and accessories revenues for the quarter ended March 31, 2000 were $47.9 million, as compared to $39.1 million for the quarter ended March 31, 1999, an increase of $8.8 million, or 23%. This increase is the result of increased handset sales.

        Sales and marketing costs for the first quarter of 2000 were $52.7 million, as compared to $36.3 million for the first quarter of 1999, an increase of $16.4 million, or 45%. The increase is due to the increase in net customer adds.

        General and administrative costs for the first quarter of 2000 were $70.4 million, as compared to $30.3 million for the first quarter of 1999, an increase of $40.1 million, or 133%. The increase is due to a combination of one time charges related to the merger with VoiceStream and increased costs associated with supporting a larger customer base.

        Depreciation and amortization expenses for the first quarter of 2000 were $65.6 million, as compared to $45.9 million for the first quarter of 1999, an increase of approximately $ 19.7 million, or 43%. This increase is largely due to the increase in intangibles including goodwill due to the purchase price allocation associated with the VoiceStream merger.


Other Expenses and Income:

        Interest expense for the first quarter of 2000 was $81.3 million, as compared to $61.6 million for the first quarter of 1999, an increase of $19.7 million, or 32%. This increase is due to the increase in long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

        Cash used in operating activities resulted from the Company's operations and expenses related to its core PCS networks and interest expense on its various borrowings. The Company incurred increased network operating costs due to the growth in the number of subscribers and the related network usage.

        Cash used in investing activities related primarily to the purchase of fixed assets of $57.4 million and expand our wireless network.

        The cash provided from financing activities consists primarily of net proceeds of $96.5 million related to borrowings under the new credit facility, the repayment of certain long-term debt and the costs associated with obtaining the new credit facility.

        As a result of the merger, we are now a wholly-owned subsidiary of VoiceStream. We are, in part, dependant on VoiceStream for future funding for operations, capital activity and debt service. We believe that we will require substantial amounts of additional capital over the next several years and anticipate that much of this capital will be contributed or loaned by our parent, VoiceStream, or obtained from other financing arrangements. A subsidiary of Omnipoint is a co-borrower under VoiceStream's new credit facility, which will provide a source of debt financing. There can be no assurance, however, that we will obtain additional funding to fund our operations and capital expenditures. To the extent that the build-out of the networks is faster than expected, the costs are greater than anticipated, or we take advantage of other opportunities, including those that may arise through current and future FCC actions, we may require additional funding to implement our business strategy.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material, pending legal proceedings to which Omnipoint or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on Omnipoint.

ITEM 2(a). CHANGES IN SECURITIES

     Omnipoint Preferred Stock

     On February 25, 2000, the Certificate of Designation establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the 7% Cumulative Convertible Preferred Stock of the Company (the "Convertible Preferred") was amended to provide that the Convertible Preferred be entitled to vote, on an as-converted basis, with the holders of shares of the Company's Common Stock, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, and shall vote with the holders of shares of Common Stock and any other class of stock entitled to vote and not as a separate class.

     On February 25, 2000, the Certificate of Designation establishing the designations, powers, preferences, limitations, restrictions, and all relative rights of the Series A Non-Voting Convertible Preferred Stock of Omnipoint (the "Series A Convertible Preferred") was amended to provide that the Series A Convertible Preferred be entitled to the number of votes equal to seven-tenths (7/10ths) the number of votes to which the number of whole shares of the [Company's Common Stock] into which such shares of Series A Convertible Preferred are convertible would be entitled with respect to any and all matters presented to the stockholders of the Company for their action or consideration, and shall vote with the holders of shares of Common Stock and any other class of stock entitled to vote and not as a separate class.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of shareholders of Omnipoint Corporation was held on February 24, 2000.

     (b)  Not applicable.

     (c)  The following matters were voted at the meeting:

          1. To approve the transaction contemplated by the Agreement and Plan of Reorganization, dated as of June 23, 1999 and amended as of December 30, 1999, by and among VoiceStream Wireless Corporation, Omnipoint Corporation and VoiceStream Wireless Holding Corporation.

                                  Percentage of
                   Votes           Outstanding         Percentage of Voted
                   -----          -------------        -------------------
For             39,523,831            71.36%                  99.89%
Against             30,361              .05                     .08
Abstain             13,698              .02                     .03

          2. In accordance with their discretion, all other matters to come before the Special Meeting.

                                  Percentage of
                   Votes           Outstanding         Percentage of Voted
                   -----          -------------        -------------------
For             26,562,221            67.13%                  75.48%
Against          4,352,914            11.00                   12.37
Abstain          4,273,675            10.80                   12.15

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  3.1*      Amended and Restated Articles of Incorporation of the
                    Registrant

          3.2**     Amended and Restated Bylaws of the Registrant

         27.1       Financial Data Schedule

* Incorporated herein by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

** Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Commission File No. 333-19895).

   (b)    REPORTS ON FORM 8-K

     A Form 8-K/A was filed on January 20, 2000, Amendment No. 1 to Form 8-K/A was filed on August 7, 1997, announcing a credit facility by and among Omnipoint MB Holdings, Inc., Ericsson, Inc. and certain other lenders named therein dated July 25, 1997

     A Form 8-K/A was filed on January 24, 2000, Amendment No. 2 Form 8-K/A was filed on August 7, 1997, filing the Loan Agreement by and among Omnipoint MB Holding, Inc., Ericsson, Inc. and certain other lenders named therein dated July 25, 1997

     A Form 8-K/A was filed on January 20, 2000, Amendment No. 1 to Form 8-K/A was filed on July 25, 1997, announcing a credit facility by and among OPCS Philadelphia Holdings, Inc., Ericsson, Inc. and certain other lenders named therein dated July 25, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Omnipoint Corporation

By /s/ Cregg Baumbaugh                           By /s/ Patricia L. Miller
Cregg Baumbaugh                                  Patricia L. Miller
Executive V.P. - Finance/ Corporate              V.P. and Controller
Development (Principal Financial                 (Principal Accounting Officer)
Officer)






                               Dated: May 15, 2000