Form 10-Q
period 2000-06-30
OMNIPOINT CORP \DE\
filed 2000-08-17
CIK 1002532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          TO
              -----------    ------------

                         COMMISSION FILE NUMBER 0-27442


                              OMNIPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   04-2969720
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

              3650 131ST AVENUE S.E.,
               BELLEVUE, WASHINGTON                          98006
    ----------------------------------------           --------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     [ ]      No [X]

                              OMNIPOINT CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets
as of June 30, 2000, and December 31, 1999                                  3

Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2000, and June 30, 1999         4

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000, and June 30, 1999                   5

Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        11


PART II - OTHER INFORMATION                                                14

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

                              OMNIPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                     June 30,    |      December 31,
                                                                                       2000      |          1999
                                                                                   -----------   |       -----------
                                                                                   (Unaudited)   |
                                                            ASSETS                               |
                                                                                                 |
Current assets:                                                                                  |
   Cash and cash equivalents                                                       $    4,412    |     $   347,557
   Accounts receivable, net of allowance for doubtful accounts                                   |
          of $12,701 and $14,798, respectively                                         87,511    |          66,590
   Inventory                                                                           57,060    |          39,144
   Prepaid expenses and other current assets                                           13,690    |          47,079
                                                                                  -----------    |     -----------
      Total current assets                                                            162,673    |         500,370
                                                                                                 |
Property and equipment, net of accumulated depreciation                                          |
   of $29,498 and $316,560, respectively                                              578,178    |       1,089,572
Licensing costs and other intangible assets, net of accumulated                                  |
   amortization of $9,810 and $72,885, respectively                                   979,596    |         731,082
Goodwill, net of accumulated amortization of $68,763                                             |
   and $0, respectively                                                             3,844,786    |
Investments in and advances to unconsolidated affiliates                              684,793    |           6,608
Other assets and investments                                                           43,221    |
                                                                                  -----------    |     -----------
                                                                                  $ 6,293,247    |     $ 2,327,632
                                                                                  ===========    |     ===========
                                                                                                 |
                                       LIABILITIES AND SHAREHOLDERS' EQUITY                      |
                                                                                                 |
Current liabilities:                                                                             |
   Accounts payable                                                               $     4,846    |     $    66,972
   Accrued liabilities                                                                120,369    |         173,260
   Deferred revenue                                                                    37,782    |          15,686
   Construction accounts payable                                                       63,645    |           1,821
   Payable to affiliate                                                               283,077    |
   Current portion of long-term debt                                                   94,520    |         164,556
                                                                                  -----------    |     -----------
      Total current liabilities                                                       604,239    |         422,295
                                                                                                 |
Long-term debt                                                                      2,586,652    |       2,864,159
                                                                                                 |
Shareholders' equity:                                                                            |
    7% Cumulative convertible preferred stock, par value $1,000 per share,                       |
        10,000,000 shares authorized; 317,760 and 325,000 shares issued                          |
        and outstanding, respectively                                                 302,416    |         297,109
    Series A non-voting convertible preferred stock, par value $0.01 per                         |
        share, 12,500 shares authorized, issued and                                   300,000    |         300,000
        outstanding                                                                              |
    Common stock, no par value, and paid in capital                                 2,755,862    |         315,920
    Deferred compensation                                                                        |         (13,978)
    Deficit                                                                          (255,922)   |      (1,857,873)
                                                                                  -----------    |     -----------
      Total shareholders' equity                                                    3,102,356    |        (958,822)
                                                                                  -----------    |     -----------
                                                                                  $ 6,293,247    |     $ 2,327,632
                                                                                  ===========    |     ===========

           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                |    January 1,
                                               Three months ended June 30,       February 25,  |   2000 through         Six months
                                          ------------------------------------   2000 through   |   February 24,      ended June 30,
                                              2000         |       1999          June 30, 2000  |       2000              1999
                                          -------------    |   ---------------   -------------  |   --------------    -------------
                                                           |                                    |
Revenues:                                                  |                                    |
     Subscriber revenues                        $  57,879  |         $  36,999       $  78,793  |       $  42,458        $  71,487
     Prepaid revenues                              62,393  |            28,892          86,690  |          44,781           44,768
     Roamer revenues                               15,937  |             6,156          20,075  |           9,629           10,625
     Equipment sales                               25,910  |            14,030          32,248  |          12,029           26,838
     Affiliate and other revenues                   4,979  |               256           5,669  |             246            2,266
                                                ---------  |         ---------       ---------  |       ---------        ---------
          Total revenues                          167,098  |            86,333         223,475  |         109,143          155,984
                                                ---------  |         ---------       ---------  |       ---------        ---------
                                                           |                                    |
Operating expenses:                                        |                                    |
     Cost of service                               48,193  |            33,774          60,306  |          31,066           69,493
     Cost of equipment sales                       53,806  |            38,363          69,172  |          32,512           77,505
     Cost of engineering, research and                     |                                    |
       development                                  2,293  |               324           2,872  |           2,266            1,857
     General and administrative                    40,835  |            42,963          60,112  |          51,100           73,252
     Sales and marketing                           50,503  |            38,230          64,917  |          38,283           74,486
     Depreciation and amortization                 81,868  |            47,605         108,788  |          38,603           93,467
     Stock based compensation                              |               883                  |                            1,576
                                                ---------  |         ---------       ---------  |       ---------        ---------
          Total operating expenses                277,498  |           202,142         366,167  |         193,830          391,636
                                                ---------  |         ---------       ---------  |       ---------        ---------
                                                           |                                    |
Operating loss                                   (110,400) |          (115,809)       (142,692) |         (84,687)        (235,652)
                                                ---------  |         ---------       ---------  |       ---------        ---------
                                                           |                                    |
Other income (expense):                                    |                                    |
     Interest and financing expense               (77,507) |           (64,902)       (100,355) |         (58,421)        (126,490)
     Equity in net loss of                                 |                                    |
       unconsolidated affiliates                  (23,206) |              (421)        (24,876) |                           (3,006)
     Interest income and other, net                14,486  |             2,304          12,001  |           1,805            4,824
                                                 --------- |          ---------       --------- |        ---------        ---------
          Total other income (expense)            (86,227) |           (63,019)       (113,230) |         (56,616)        (124,672)
                                                 --------- |          ---------       --------- |        ---------        ---------
                                                           |                                    |
Net loss                                         (196,627) |          (178,828)       (255,922) |        (141,303)        (360,324)
Accretion of 7% cumulative convertible                     |                                    |
        preferred stock                            (5,190) |            (5,230)         (6,933) |          (3,487)         (10,459)
                                                 --------- |          ---------       --------- |        ---------        ---------
Net loss attributable to common                            |                                    |
        shareholders                            $(201,817) |         $(184,058)      $(262,855) |       $(144,790)       $(370,783)
                                                 ========= |          =========       ========= |        =========        =========

           See accompanying notes to consolidated financial statements
                                      -4-

                              OMNIPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              February 25,    |      January 1,
                                                              2000 through    |     2000 through          Six months
                                                                June 30,      |     February 24,        ended June 30,
                                                                  2000        |        2000                 1999
                                                              ------------    |     ------------          ----------
                                                                              |
Operating activities:                                                         |
   Net loss                                                    $(255,922)     |     $(141,303)          $(360,324)
   Adjustments to reconcile net loss to net cash                              |
    used in operating activities:                                             |
      Depreciation and amortization                              108,788      |        38,603              93,467
      Allowance for bad debts                                    (10,546)     |        (4,103)             (3,288)
      Interest accretion                                            (154)     |                              (154)
      Equity in net loss of unconsolidated affiliates             24,876      |                             3,006
      Sales of trading securities, net                                        |                            17,793
      Other, net                                                              |        11,754               6,548
      Changes in operating assets and liabilities:                            |
           Accounts receivable                                   (21,944)     |       (10,847)            (15,411)
           Inventory                                             (41,104)     |        (5,684)              3,112
           Prepaid expenses and other current                                 |
             assets                                                8,942      |         2,390              (6,136)
           Accounts payable and accrued                                       |
             liabilities                                          38,503      |      (117,528)             65,436
                                                             -----------      |     ---------           ---------
      Net cash used in operating activities                     (148,561)     |      (226,718)           (195,951)
                                                             -----------      |     ---------           ---------
                                                                              |
Investing activities:                                                         |
   Purchases of property and equipment                          (98,417)      |       (40,341)            (75,428)
   Purchases of FCC Licenses                                                  |                           (14,086)
   Investments in and advances to unconsolidated                              |
     affiliates                                                    8,792      |        (1,291)
   FCC Deposit                                                                |                            (6,197)
   Other                                                          (3,067)     |                           (13,569)
                                                             -----------      |     ---------           ---------
      Net cash used in investing activities                      (92,692)     |       (41,632)           (109,280)
                                                             -----------      |     ---------           ---------
Financing activities:                                                         |
   Net proceeds from issuance of common stock                                 |
     and preferred stock                                                      |         3,599             204,201
   Long-term debt borrowings                                   2,030,000      |        10,917             166,312
   Long-term debt repayments                                  (1,777,312)     |       (12,072)            (61,100)
   Deferred financing costs                                      (57,254)     |                            (4,142)
   Net receipts from (payments) to affiliate                     (23,313)     |
                                                             -----------      |     ---------           ---------
                                                                              |
      Net cash provided by financing activities                  172,121      |         2,444             305,271
                                                             -----------      |     ---------           ---------
                                                                              |
Change in cash and cash equivalents                             (69,132)      |     (265,906)                  40
                                                                              |
Cash and cash equivalents, beginning of period                    73,544      |       347,557             194,732
                                                             -----------      |     ---------           ---------
                                                                              |
                                                                              |
Cash and cash equivalents, end of period                     $     4,412      |       $81,651            $194,772
                                                             ===========      |     =========           =========

           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL:

    The Omnipoint Corporation ("Omnipoint" or "we") provides wireless communications services in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. On February 25, 2000, Omnipoint completed a merger with VoiceStream Wireless Corporation ("VoiceStream") and is now a subsidiary of VoiceStream. VoiceStream also provides wireless communications services in urban markets in the United States using GSM.

    On July 24, 2000, VoiceStream announced a definitive merger agreement (the "Agreement") with Deutsche Telekom AG, a German telecommunications provider. Pursuant to the Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each share of VoiceStream common stock, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-stock or all-cash option, subject to the proration terms of the Agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, currently totalling $5.2 billion. Deutsche Telekom will make a $5.0 billion investment in VoiceStream, which is expected to occur during the third quarter of 2000 in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's investment is not contingent upon the closing of the merger. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001.

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

    Cash and cash equivalents

    Cash and cash equivalents are stated at cost, which approximates market. Omnipoint considers all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

    Revenue recognition

    Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenue are recognized when earned. Sales of equipment, primarily handsets, are recognized upon delivery to the customer. Prepaid coupon sales are deferred until service is provided.

    Purchase accounting adjustments

                As a result of the VoiceStream merger and the push-down purchase accounting that resulted, we recorded several non-cash adjustments including the following (see Note 3):

(in thousands)

Contribution of net assets to joint ventures               $   150,000
Working capital adjustment                                 $   (45,000)
Property, plant and equipment adjustment                   $  (363,000)
Licenses and other intangibles (excluding goodwill)        $   539,000
Long-term liabilities                                      $     1,800
Other assets                                               $   (16,000)
Goodwill                                                   $ 3,943,000
Common stock                                               $ 2,439,000
Deficit                                                    $ 1,858,000


    The above adjustments reflect the estimated fair value of assets and liabilities acquired by VoiceStream. The adjustment to working capital includes certain reserves recorded for assets estimated to be uncollectable, estimated inventory obsolescence and estimated liabilities incurred prior to merger date. Some allocations are based on valuations which are currently being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected above.

    Intangible assets and amortization

    Goodwill consists of the excess of the purchase price over the fair value of assets in the merger with VoiceStream (see Note 3), and is being amortized over a useful life of 20 years. Licensing costs are amortized over a useful life of 40 years.

    Loss per share

    Omnipoint no longer presents loss per share information as all of Omnipoint's common stock is owned by VoiceStream.

                             OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    Reclassifications

    Certain prior period amounts have been reclassified to conform to the current presentation.

    Supplemental cash flow disclosure

    Cash paid for interest (net of amounts capitalized) was $74.5 million for the six months ended June 30, 2000 and $129.4 million for the same period in 1999.

    Recently issued accounting pronouncements:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter end December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. Omnipoint is in the process of evaluating the impact of adoption of this bulletin.

    In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25", which provides clarification of APB Opinion No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, therefore Interpretation No. 44 has no impact on our financial statements.


3.   MERGER WITH VOICESTREAM:

    On February 25, 2000, we completed the merger with VoiceStream. The merger was accounted for using the purchase method of accounting. Pursuant to the agreement, 0.825 of a share of VoiceStream common stock plus $8.00 in cash was exchanged for every share of outstanding Omnipoint common stock. There was a cash or share election option available to shareholders of Omnipoint subject to proration.

     Under the Designated Entity rules set forth by the FCC, VoiceStream can not own Omnipoint's C and F Block licenses. As a result, immediately prior to the VoiceStream merger, the C and F Block licenses and operations, assets and liabilities associated with these licenses and operations were transferred to two new joint venture entities controlled by Cook Inlet Region, Inc. ("Cook Inlet"). Omnipoint accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC ("CIVS III"), qualify as a Designated Entity.

   Omnipoint and the Cook Inlet joint ventures have entered into reciprocal technical service agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties.

                             OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Cook Inlet has contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights. Omnipoint contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. As part of this transaction, Cook Inlet has certain rights, but not the obligation, to exchange its joint venture interests into a total of 3,750,000 shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired (currently five years after the issuance date of the licenses held by CIVS II and III). For CIVS II, this date is in the second quarter of 2002, and for CIVS III in the fourth quarter of 2004. These rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules.


    As mentioned above, each of the joint venture agreements included rights whereby Cook Inlet has the ability to exchange its investment in the joint ventures for a fixed number of VoiceStream shares. The fair value of the exchange rights of $28.0 million has been recorded as an increase to investment in and advances to unconsolidated affiliates and additional paid in capital. The fair value is being amortized over the life of these exchange rights. Total amortization expense recorded for these exchange rights recognized for the three and six months ended June 30, 2000 was $2.9 million and $3.9 million, respectively.

    Unaudited pro forma operating results, assuming the merger with VoiceStream occurred on January 1 of the respective years:

   (in thousands)                         JUNE 30,                 JUNE 30,
                                            2000                     1999
                                         ---------                ----------
Total revenues                           $ 320,000                $ 135,000
Net loss                                 $(420,000)               $(420,000)

4. PROPERTY AND EQUIPMENT:

   (in thousands)                         June 30,              December 31,
                                            2000                   1999
                                         ----------             -----------

Buildings and improvements               $    22,357            $    30,444
Wireless communications systems              334,370              1,182,420
Furniture and equipment                       52,675                 90,022
                                         -----------            -----------
                                             409,402              1,302,886
Less accumulated depreciation                (29,498)              (316,560)
                                         -----------            -----------
                                             379,904                986,326
Construction in progress                     198,274                103,246
                                         -----------            -----------
                                         $   578,178            $ 1,089,572
                                         ===========            ===========

   Depreciation expense was $26.0 million and $43.1 million for the three months ended June 30, 2000 and 1999, respectively, and was $62.4 million and $82.2 million for the six months ended June 30, 2000 and 1999, respectively.

                             OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5.   LONG-TERM DEBT:


                                                           JUNE 30,             DECEMBER 31,
(in thousands)                                               2000                   1999
                                                         -----------            -----------

New credit facility
    Revolver                                              $  130,000
    Term loan                                              1,900,000
11 5/8% Senior Notes and Series A Senior Notes               449,654            $   450,000
14% Senior Notes                                                                    142,800
11 1/2% Senior Notes                                         102,665                205,000
12% Institutional Notes                                                              25,000
Vendor financing agreements                                                       1,870,902
FCC license obligations                                       94,520                334,971
                                                         -----------            -----------
                                                           2,676,839              3,028,673
Less current portion of long-term debt                       (94,520)              (164,556)
Add unamortized discount and premium, net                      4,333                     42
                                                         -----------            -----------
                                                         $ 2,586,652            $ 2,864,159
                                                         ===========            ===========

        On February 25, 2000, immediately following the completion of the VoiceStream merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Under the terms of the new credit facility, a subsidiary of Omnipoint is designated as a borrower subject to the same terms and conditions as VoiceStream. Immediately following the completion of the VoiceStream merger, we used the proceeds of draws on the new credit facility to repay certain of our long-term debt.

        The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

        The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages:
10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portion of the new credit facility is comprised of a $900 million Tranche A and a $1 billion Tranche B. Tranche A is required to be amortized at the same rate that the availability under the revolving credit portion of the new credit facility reduces with a final maturity on the eighth anniversary of the closing date. Tranche B is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

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

        The $1.0 billion Tranche B and the vendor facility bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which must be drawn before October 31, 2000 may be subject to adjustment at any time before disbursement of the funds.

        The new credit facility contains affirmative and negative covenants, with which VoiceStream and Omnipoint must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock of VoiceStream and assets of VoiceStream and Omnipoint and certain of their subsidiaries. As of June 30, 2000, we were in compliance with respect to these affirmative and negative covenants.

        Late in the second quarter of 2000, Omnipoint exchanged $142.8 million of 14% Senior Notes for $149.7 million of intercompany borrowings from VoiceStream with an interest rate of 10 3/8%, and exchanged $102.3 million of 11 1/2% Senior Notes for a like amount of intercompany borrowings also bearing interest at 11 1/2%. In August 2000, Omnipoint exchanged $193.5 million of its 11.625% Series A Senior Notes and $249.3 million of the 11.625% Series A Senior Notes due 2006 for $476.1 million of intercompany borrowings from VoiceStream bearing an interest rate of 10 3/8%. Subsequent to these exchanges, $6.8 million of the Omnipoint 11.625% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The differences in the total value of debt recorded initially as part of the merger and the transactions discussed above were treated as adjustments to the total purchase price of Omnipoint and are reflected as additional goodwill recorded.

                             OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        The aggregate amounts of principal maturities of Omnipoint's long-term debt at June 30, 2000, are as follows (dollars in thousands):


Twelve months ended June 30, 2001                  $    94,520
  Remainder of 2001                                          -
Year ended December 31,
  2002                                                       -
  2003                                                 100,000
  2004                                                 145,000
Thereafter                                           2,337,319
                                                    ----------
                                                    $2,676,839
                                                    ==========



6.      EAST/WEST MERGER:

        Immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles and Washington, DC.


7.      SALE OF OMNIPOINT TECHNOLOGIES INC.:

        On June 27, 2000 we sold a wholly-owned subsidiary, Omnipoint Technologies ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and Omnipoint did not recognize any gain or loss on the transaction. The Xircom shares received were valued at approximately $40.4 million, representing the market price per share at the time of the sale, after discounting for trading restrictions. The operations of OTI were immaterial to the consolidated operations of Omnipoint historically.

8.      RELATED PARTY TRANSACTIONS:

        Omnipoint and the Cook Inlet joint ventures have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During the three months and six months ended June 30, 2000, we earned revenues of $4.8 million and incurred expenses of $6.1 million related to these agreements.

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

    The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with Omnipoint's consolidated financial statements and notes thereto and other financial information included herein and in Omnipoint's Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of Omnipoint's personal communications services ("PCS") operations, Omnipoint's operating results for prior periods may not be indicative of future performance. Additionally, our operating results may not be comparable to those of prior periods due to our merger with VoiceStream and changes in business rules and practices implemented as a result of our merger with VoiceStream.

OVERVIEW

    We provide wireless communication services in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. We employ Global System for Mobile Communications ("GSM") technology, which is the most widely used wireless technology in the world. We currently operate in the New York, Mid Atlantic, New England, south Florida and the Midwest markets.

    On July 24, 2000, VoiceStream announced a definitive merger agreement (the "Agreement") with Deutsche Telekom AG, a German telecommunications provider. Pursuant to the Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each share of VoiceStream common stock, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-stock or all-cash option, subject to the proration terms of the Agreement. In connection with the merger, Deutsche Telekom will assume all of our outstanding debt, currently totalling $5.2 billion. Deutsche Telekom will make a $5.0 billion investment in VoiceStream, which is expected to occur during the third quarter of 2000 in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's investment is not contingent upon the closing of the merger. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001.

    On February 25, 2000, the effective date of the merger, each outstanding share of Omnipoint common stock was exchanged for 0.825 of a share of VoiceStream common stock plus $8.00 in cash, and we became a subsidiary of VoiceStream.

    Immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles and Washington, DC.

    In connection with the VoiceStream merger and use of the purchase method to account for the merger, the assets, liabilities and shareholders' equity of Omnipoint have been adjusted, where necessary, to reflect the estimated fair market value of such assets and liabilities and the VoiceStream common stock and other consideration issued in the merger. As a result, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the six months ended June 30, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger and the period from February 25, 2000, to June 30, 2000, following the merger. In the following discussion and analysis, references to results and activities for the six months ended June 30, 2000, combine the two periods and explanations have been provided where the merger-related accounting changes have materially affected the comparability of the periods.

RESULTS OF OPERATIONS

    Under the Designated Entity rules set forth by the FCC, VoiceStream could not own or operate Omnipoint's C and F Block licenses. As a result, immediately prior to the Omnipoint merger, the C and F Block licenses and operations, assets and liabilities associated with these licenses and operations (primarily Philadelphia, Atlantic City and certain non-operating licenses) were transferred to two new joint venture entities controlled by Cook Inlet. We have accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as the result of the purchase accounting performed for the merger. Both CIVS II and CIVS III qualify as Designated Entities.

    We had approximately 909,900 customers as of June 30, 2000, of which 305,200 were monthly subscribers and 604,700 were prepaid customers.

    Revenues:

    Service revenues (subscriber, prepaid and roamer revenues) for the three months ended June 30, 2000 were $136.2 million, as compared to revenues of $72.0 million for the three months ended June 30, 1999, an increase of $64.2 million, or 89.1%. Service revenues for the six months ended June 30, 2000 were $282.4 million, as compared to service revenues of $126.9 million for the six months ended June 30, 1999, an increase of $155.5 million, or 122.6%. These increases were the result of the increases in our customer base during these periods.

    Equipment revenues for the three months ended June 30, 2000 were $25.9 million, as compared to revenues of $14.0 million for June 30, 1999, an increase of $11.9 million, or 84.7%. For the six months ended June 30, 2000, equipment revenues were $44.3 million, as compared to revenues of $26.8 million for June 30, 1999, an increase of $17.4 million, or 65.0%. These increases are attributable to our increase in handset sales.

    Operating expenses:

    Total cost of service for the quarter ended June 30, 2000, was $48.2 million, as compared to $33.8 million for the quarter ended June 30, 1999, an increase of $14.4 million, or 42.7%. Cost of service for the six months June 30, 2000, was $91.4 million, as compared to $69.5 million for the same period in 1999, an increase of $21.9 million, or 31.5%. The increase in these periods is the result of the additional costs associated with supporting a larger customer base.

    Cost of handset and accessories revenues for the quarter ended June 30, 2000 were $53.8 million, as compared to $38.4 million for the quarter ended June 30, 1999, an increase of $15.4 million, or 40.3%. Cost of handset and accessories revenues for the six months ended June 30, 2000 were $101.7 million, as compared to $77.5 million for the six months ended June 30, 1999, an increase of $24.2 million, or 31.2%. These increases are the result of our increased handset sales during the current year.

    Sales and marketing costs for the second quarter of 2000 were $50.5 million, as compared to $38.2 million for the second quarter of 1999, an increase of $12.3 million, or 32.1%. Sales and marketing costs increased $28.7 million or 38.5% to $103.2 million for the six months ended June 30, 2000 from $74.5 million for the same period of 1999. The increases in the current year are due to the initial rollout of VoiceStream's Get More marketing strategy in Omnipoint markets.

    General and administrative costs for the second quarter of 2000 were $40.8 million, as compared to $43.0 million for the second quarter of 1999, a decrease of $2.1 million, or 5.0%. Year to date general and administration costs of $111.2 million increased $38.0 million or 51.8% from 73.2 million in the comparable period of 1999. These increases are due to a combination of charges related to the merger with VoiceStream and increased costs associated with supporting a larger customer base.

    Depreciation and amortization expenses for the second quarter of 2000 were $81.9 million, as compared to $47.6 million for the second quarter of 1999, an increase of approximately $34.3 million, or 72.0%. Depreciation and amortization expenses for the six months ended June 30, 2000 were $147.4 million, as compared to $93.5 million for the six months ended June 30, 1999, an increase of approximately $53.9 million, or 57.7%. The increase in the current year is largely due to the increase in intangibles, including goodwill, due to the purchase price allocation associated with the VoiceStream merger.

    Other Expenses and Income:

    Interest expense for the second quarter of 2000 was $77.5 million, as compared to $64.9 million for the second quarter of 1999, an increase of $12.6 million, or 19.4%. Year to date interest expense for 2000 was $158.8 million, as compared to $126.5 million for year to date 1999, an increase of $32.3 million, or 25.5%. The increase in the current year period is due to the increase in long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities resulted from the our operations and expenses related to its core PCS networks and interest expense on its various borrowings. We incurred increased network operating costs due to the growth in the number of subscribers and the related network usage.

    Cash used in investing activities related primarily to the purchase of fixed assets of $98.4 million and the expansion of our wireless network.

     The cash provided from financing activities consists primarily of net proceeds of $2.0 billion related to borrowings under the new credit facility of which $1.8 billion was used to refinance existing debt, the repayment of certain long-term debt and the costs associated with the securing of the new credit facility.

    As a result of the merger, we are now a subsidiary of VoiceStream. We are, in part, dependant on VoiceStream for future funding for operations, capital activity and debt service. We believe that we will require substantial amounts of additional capital over the next several years and anticipate that much of this capital will be contributed or loaned by our parent, VoiceStream, or obtained from other financing arrangements. A subsidiary of Omnipoint is a co-borrower under VoiceStream's new credit facility, which will provide a source of debt financing. There can be no assurance, however, that the merged company will obtain additional funding for our operations and capital expenditures. To the extent that the build-out of the networks is faster than expected, the costs are greater than anticipated, or we take advantage of other opportunities, including those that may arise through current and future FCC actions, we may require additional funding to implement our business strategy.

    On February 25, 2000, immediately following the completion of the VoiceStream merger, VoiceStream entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Under the terms of the new credit facility, a subsidiary of Omnipoint is designated as a borrower subject to the same terms and conditions as VoiceStream. Immediately following the completion of the VoiceStream merger, VoiceStream used the proceeds of draws on the new credit facility to repay certain long-term debt of Omnipoint.

    The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by October 31, 2000. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

    The availability of the revolving credit portion of the new credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages:
10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight. The term loan portion of the new credit facility is comprised of a $900 million Tranche A and a $1 billion Tranche B. Tranche A is required to be amortized at the same rate that the availability under the revolving credit portion of the new credit facility reduces with a final maturity on the eighth anniversary of the closing date. Tranche B is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: $10 million in each of years four through eight and the remaining balance in year nine.

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

    The $1.0 billion Tranche B and the vendor facility bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which must be drawn before October 31, 2000 may be subject to adjustment at any time before disbursement of the funds.

    The new credit facility contains affirmative and negative covenants, with which VoiceStream and Omnipoint must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of Omnipoint and certain of its subsidiaries. As of June 30, 2000, we and VoiceStream was in compliance with respect to these affirmative and negative covenants.

    Late in the second quarter of 2000, Omnipoint exchanged $142.8 million of 14% Senior Notes for $149.7 million of intercompany borrowings from VoiceStream with an interest rate of 10 3/8%, and exchanged $102.3 million of 11 1/2% Senior Notes for a like amount of intercompany borrowings also bearing interest at 11 1/2%. In August 2000, Omnipoint exchanged $193.5 million of its 11.625% Series A Senior Notes and $249.3 million of the 11.625% Series A Senior Notes due 2006 for $476.1 million of intercompany borrowings from VoiceStream bearing an interest rate of 10 3/8%. Subsequent to these exchanges, $6.8 million of the Omnipoint 11.625% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The difference in the total value of debt recorded initially as part of the merger and the transactions discussed above were treated as adjustments to the total purchase price of Omnipoint and are reflected as additional goodwill recorded.

    In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint, through its then wholly-owned subsidiary Philadelphia Holdings LLC ("Philadelphia Holdings"), (subsequently transferred to CIVS II on February 25,
2000) entered into a credit facility agreement with a telecommunications equipment manufacturer to provide financing to Philadelphia Holdings up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000 CIVS II, through Philadelphia Operating Company ("Philadelphia Operating"), a wholly-owned subsidiary of Philadelphia Holdings, entered into an agreement to refinance a $350 million facility with the same lender ("New CIVS Credit Facility") for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New CIVS Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New CIVS Credit Facility provides that, among other events, failure to pay amounts due to the FCC reflected on CIVS II shall constitute an event of default. The New CIVS Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

    The New CIVS Credit Facility consists of a revolving credit facility of up to $150 million and a $200 million term loan. The term loan was drawn at the closing of the VoiceStream merger. A portion of the term loan proceeds was used to repay the Philadelphia Holdings credit facility. The principal amount of the New CIVS Credit Facility is payable in quarterly installments beginning in 2004, with a final payment for the revolving portion of the facility due on March 31, 2008 and the final payment for the term loan due on March 31, 2009. Interest on the New CIVS Credit Facility is payable at varying interest rates at a base rate or LIBOR plus, in each case, a set margin and commitment fee based on Philadelphia Operating's revolver utilization rate.

    Recently issued accounting pronouncements:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on our financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter end December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. Omnipoint is in the process of evaluating the impact of adoption of this bulletin.

    In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25", which provides clarification of APB Opinion No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, therefore Interpretation No. 44 has no impact on our financial statements.

       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    There are no material, pending legal proceedings to which Omnipoint or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on Omnipoint.

ITEM 2.  CHANGES IN SECURITIES

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)      Exhibits

       27.1     Financial Data Schedule

       (b)      Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OMNIPOINT CORPORATION

By /s/ CREGG BAUMBAUGH                            By /S/ PATRICIA L. MILLER
-----------------------------------------         ------------------------------
Cregg Baumbaugh                                   Patricia L. Miller
Executive V.P. - Finance/ Corporate               Vice President, Controller and
Development (Principal Financial Officer)         Principal Accounting Officer









                             Dated: August 16, 2000