Form 10-Q
period 2000-09-30
OMNIPOINT CORP \DE\
filed 2000-11-20
CIK 1002532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-27442


                              OMNIPOINT CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               04-2969720
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)
          12920 - 38TH STREET S.E.,
             BELLEVUE, WASHINGTON                          98006
  (Address of principal executive offices)               (Zip Code)

                                 (425) 378-4000
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

                              OMNIPOINT CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                                              Page
PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets
             as of September 30, 2000, and December 31, 1999..................................................   2

             Consolidated Statements of Operations
             for the Three and Nine Months Ended September 30, 2000, and September 30, 1999...................   3

             Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2000, and September 30, 1999.............................   4

             Notes to Consolidated Financial Statements.......................................................   5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................  13

PART II - OTHER INFORMATION...................................................................................  19

ITEM 1.      LEGAL PROCEEDINGS................................................................................  19

ITEM 2.      CHANGES IN SECURITIES............................................................................  19

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..................................................................  19

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................  19

ITEM 5.      OTHER INFORMATION................................................................................  19

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.................................................................  19

                              OMNIPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                September 30,  |  December 31,
                                                                                                     2000      |      1999
                                                                                                -------------  |  ------------
                                                                                                 (Unaudited)   |
                                                                                                               |
                                                                                                               |
                                                                                                               |
                                     ASSETS                                                                    |
                                                                                                               |
         Current assets:                                                                                       |
            Cash and cash equivalents                                                           $    88,133    |   $   347,557
            Accounts receivable, net of allowance for doubtful accounts                                        |
                of $14,757 and $14,798, respectively                                                 72,419    |        66,590
            Inventory                                                                                   839    |        39,144
            Prepaid expenses and other current assets                                                12,897    |        47,079
                                                                                                -----------    |   -----------
              Total current assets                                                                  174,288    |       500,370
                                                                                                               |
         Property and equipment, net of accumulated depreciation                                               |
            of $55,466  and $316,560, respectively                                                  647,001    |     1,089,572
         Licensing costs and other intangible assets, net of accumulated                                       |
            amortization of $13,300 and $72,885, respectively                                       919,448    |       731,082
         Goodwill, net of accumulated amortization of $114,931                                                 |
            and $0, respectively                                                                  3,831,309    |
         Investments in and advances to unconsolidated affiliates                                   746,711    |         6,608
         Other assets and investments                                                                35,467    |
                                                                                                -----------    |   -----------
                                                                                                $ 6,354,224    |   $ 2,327,632
                                                                                                ===========    |   ===========
                                                                                                               |
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                                     |
                                                                                                               |
         Current liabilities:                                                                                  |
            Accounts payable                                                                    $    12,338    |   $    66,972
            Accrued liabilities                                                                     148,867    |       173,260
            Deferred revenue                                                                         34,762    |        15,686
            Construction accounts payable                                                            67,225    |         1,821
            Payable to affiliate                                                                    315,886    |
            Current portion of long-term debt                                                        63,616    |       164,556
                                                                                                -----------    |   -----------
              Total current liabilities                                                             642,694    |       422,295
                                                                                                               |
         Long-term debt                                                                           2,137,189    |     2,864,159
                                                                                                               |
         Commitments                                                                                           |
                                                                                                               |
         Shareholders' equity:                                                                                 |
            7% Cumulative convertible preferred stock, par value $1,000 per                                    |
              share, 10,000,000 shares authorized; 317,715 and 325,000                                         |
              shares issued and outstanding, respectively                                           307,446    |       297,109
            Series A non-voting convertible preferred stock, par value $0.01 per share,                        |
              12,500 shares authorized, issued and  outstanding                                     300,000    |       300,000
            Common stock, no par value, and paid in capital                                       3,498,905    |       315,920
            Deferred compensation                                                                              |       (13,978)
            Accumulated other comprehensive loss                                                     (7,754)   |
            Deficit                                                                                (524,256)   |    (1,857,873)
                                                                                                -----------    |   -----------
              Total shareholders' equity                                                          3,574,341    |      (958,822)
                                                                                                -----------    |   -----------
                                                                                                $ 6,354,224    |   $ 2,327,632
                                                                                                ===========    |   ===========

           See accompanying notes to consolidated financial statements

                                 OMNIPOINT CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands)
                                      (Unaudited)

                                                      Three months ended                        |
                                                         September 30,           February 25,   |    January 1,     Nine months
                                                  --------------------------     2000 through   |   2000 through       ended
                                                     2000      |      1999       September 30,  |   February 24,   September 30,
                                                               |                      2000      |      2000            1999
                                                  ---------    |   ---------     -------------  |  -------------   -------------
                                                               |                                |
    Revenues:                                                  |                                |
         Subscriber revenues                      $  64,192    |   $  41,768       $ 142,985    |    $  42,458        $ 113,255
         Prepaid revenues                            61,928    |      42,584         148,618    |       44,781           87,352
         Roamer revenues                             18,939    |       8,510          39,014    |        9,629           19,135
         Equipment sales                             37,012    |      13,757          69,260    |       12,029           40,595
         Affiliate and other revenues                 6,703    |         255          12,372    |          246            2,521
                                                  ---------    |   ---------       ---------    |    ---------        ---------
              Total revenues                        188,774    |     106,874         412,249    |      109,143          262,858
                                                  ---------    |   ---------       ---------    |    ---------        ---------
                                                               |                                |
    Operating expenses:                                        |                                |
         Cost of service                             48,391    |      34,388         108,697    |       31,066          103,881
         Cost of equipment sales                     69,766    |      36,781         138,938    |       32,512          114,286
         Cost of engineering and R&D                           |       1,806           2,872    |        2,266            3,663
         General and administrative                  64,398    |      47,404         124,510    |       51,100          120,656
         Sales and marketing                        114,643    |      39,936         179,560    |       38,283          114,422
         Depreciation and amortization               77,846    |      49,893         186,634    |       38,603          143,360
         Stock-based compensation                              |       3,902                    |                         5,478
                                                  ---------    |   ---------       ---------    |    ---------        ---------
              Total operating expenses              375,044    |     214,110         741,211    |      193,830          605,746
                                                  ---------    |   ---------       ---------    |    ---------        ---------
    Operating loss                                 (186,270)   |    (107,236)       (328,962)   |      (84,687)        (342,888)
                                                  ---------    |   ---------       ---------    |    ---------        ---------
                                                               |                                |
    Other income (expense):                                    |                                |
         Interest and financing expense             (70,568)   |     (66,149)       (170,923)   |      (58,421)        (192,639)
         Equity in net loss of                                 |                                |
           unconsolidated affiliates                (28,167)   |      (1,712)        (53,043)   |                        (4,718)
         Gain on sale of subsidiary stock                      |      37,120                    |                        37,120
         Interest income and other, net              16,671    |       3,735          28,672    |        1,805            8,559
                                                  ---------    |   ---------       ---------    |    ---------        ---------
               Total other income (expense)         (82,064)   |     (27,006)       (195,294)   |      (56,616)        (151,678)
                                                  ---------    |   ---------       ---------    |    ---------        ---------
    Net loss                                       (268,334)   |    (134,242)       (524,256)   |     (141,303)        (494,566)
                                                               |                                |
         Accretion of 7% cumulative convertible                |                                |
           preferred stock                           (5,073)   |      (5,229)        (12,006)   |       (3,487)         (15,688)
                                                  ---------    |   ---------       ---------    |    ---------        ---------
    Net loss attributable to common shareholders   (273,407)   |    (139,471)       (536,262)   |     (144,790)        (510,254)
                                                               |                                |
         Other comprehensive losses                  (7,754)   |                      (7,754)   |
                                                  ---------    |   ---------       ---------    |    ---------        ---------
    Comprehensive loss attributable to common                  |                                |
     shareholders                                 $(281,161)   |   $(139,471)      $(544,016)   |    $(144,790)       $(510,254)
                                                  =========    |   =========       =========    |    =========        =========


          See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           February 25,  |      January 1,       Nine months
                                                                          2000 through   |     2000 through         ended
                                                                          September 30,  |     February 24,     September 30,
                                                                              2000       |         2000             1999
                                                                          -------------  |   ---------------    -------------
                                                                                         |
         Operating activities:                                                           |
            Net loss                                                      $  (524,256)   |     $  (141,303)      $  (494,566)
            Adjustments to reconcile net loss to net cash                                |
             used in operating activities:                                               |
               Gain on sale of subsidiary stock                                          |                           (37,120)
               Depreciation and amortization                                  186,634    |          38,603           143,360
               Allowance for bad debts                                         (8,490)   |          (4,103)           (7,755)
               Interest accretion                                                (202)   |                            20,617
               Equity in net losses of unconsolidated affiliates               53,043    |                             3,006
               Purchase of trading securities, net                                       |                           (74,319)
               Other, net                                                         333    |             386             8,808
               Changes in operating assets and liabilities, net of                       |
                effects of VoiceStream purchase price allocation:                        |
                    Accounts receivable                                        (8,908)   |         (10,847)          (18,293)
                    Inventory                                                  15,389    |           2,390           (19,864)
                    Prepaid expenses and other current assets                   9,735    |           5,684             7,390
                    Accounts payable and accrued liabilities                   70,914    |         (87,788)           54,896
                                                                          -----------    |     -----------       -----------
               Net cash used in operating activities                         (205,808)   |        (196,978)         (413,840)
                                                                          -----------    |     -----------       -----------
                                                                                         |
         Investing activities:                                                           |
            Purchases of property and equipment                              (185,391)   |         (40,341)          (98,844)
            Purchases of FCC Licenses                                                    |                           (14,086)
            Proceeds from sale of subsidiaries stock, net                                |                            52,092
            Investments in and advances to unconsolidated affiliates          (82,356)   |          (1,291)              461
            FCC Deposit                                                                  |                            (6,197)
            Other                                                              (3,067)   |                           (10,027)
                                                                          -----------    |     -----------       -----------
               Net cash used in investing activities                         (270,814)   |         (41,632)          (76,601)
                                                                          -----------    |     -----------       -----------
                                                                                         |
         Financing activities:                                                           |
            Net proceeds from issuance of common and preferred stock                     |           3,599           255,527
            Long-term debt borrowings                                       2,360,000    |          10,917           390,687
            Long-term debt repayments                                      (2,076,992)   |         (12,072)           (8,257)
            Deferred financing costs                                             (177)   |                            (7,110)
            Payment of FCC Licenses                                           (61,219)   |         (29,740)          (83,836)
            Capital contributions                                             272,200    |
            Net payments to affiliates                                         (2,601)   |
                                                                          -----------    |     -----------       -----------
               Net cash provided by (used in) financing activities            491,211    |         (27,296)          547,011
                                                                          -----------    |     -----------       -----------
                                                                                         |
         Change in cash and cash equivalents                                   14,589    |        (265,906)           56,570
                                                                                         |
         Cash and cash equivalents, beginning of period                        73,544    |         347,557           194,732
                                                                          -----------    |     -----------       -----------
         Cash and cash equivalents, end of period                         $    88,133    |     $    81,651       $   251,302
                                                                          ===========    |     ===========       ===========


           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  GENERAL

    Omnipoint Corporation ("Omnipoint" or "we") provides personal communication services ("PCS") in urban markets in the United States using the Global System for Mobile Communications, or GSM, technology. On February 25, 2000, Omnipoint completed a merger with VoiceStream Wireless Corporation ("VoiceStream") and is now a subsidiary of VoiceStream. VoiceStream also provides personal communications services in urban markets in the United States using GSM.

    On August 28, 2000, VoiceStream announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States (the "Powertel Agreement"). Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, to .75, if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each Powertel common share equivalent. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.

    On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunications provider (the "Deutsche Telekom Agreement"). Pursuant to the Deutsche Telekom Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom Agreement. In connection with the merger, Deutsche Telekom will assume all of VoiceStream's outstanding debt, currently totaling $5.1 billion. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals and is expected to be completed in the first half of 2001.

    On September 5, 2000, Deutsche Telekom made a $5.0 billion investment in VoiceStream in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's $5.0 billion investment is independent of the merger.

    To facilitate the combination of the three companies, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel and for the Powertel shareholders to receive 2.6353 Deutsche Telekom shares for each Powertel common share, subject to certain adjustments. The Deutsche Telekom/Powertel merger is expected to close immediately after the Deutsche Telekom/VoiceStream merger closes. The VoiceStream/Powertel merger will not close if the Deutsche Telekom/VoiceStream merger is consummated. Thus, Powertel shareholders will receive Deutsche Telekom shares unless the merger between VoiceStream and Deutsche Telekom is terminated. The merger is expected to be completed in the first half of 2001.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in our opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year.

    Cash and cash equivalents


    Cash and cash equivalents are stated at cost, which approximates market. We consider all highly liquid debt instruments purchased with an original maturity at time of purchase of three months or less to be cash equivalents.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

    Supplemental cash flow disclosure

    Cash paid for interest (net of amounts capitalized) was $125.8 million for the nine months ended September 30, 2000 and $199.7 million for the same period in 1999.

    Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to the 2000 presentation.

    Purchase accounting adjustments

    As a result of the VoiceStream merger and the push-down purchase accounting that resulted, we recorded several non-cash adjustments including the following (dollars in thousands) (see Note 3):

               Contribution of net assets to joint ventures                     $   261,800
               Working capital adjustment                                       $   (47,100)
               Property, plant and equipment adjustment                         $  (363,000)
               Licenses and other intangibles (excluding goodwill)              $   549,000
               Long-term liabilities                                            $   (35,300)
               Other assets                                                     $    10,400
               Goodwill                                                         $ 3,946,200
               Common stock                                                     $ 2,439,000
               Deficit                                                          $ 1,858,000

    The above adjustments reflect the estimated fair value of assets and liabilities acquired by VoiceStream. The adjustment to working capital includes certain reserves recorded for assets estimated to be uncollectable, estimated inventory obsolescence and estimated liabilities incurred prior to the merger date. Some allocations are based on valuations which are currently being finalized. We do not believe that the final purchase price allocation will produce materially different results than those reflected above.

    In connection with the VoiceStream merger and use of the purchase method to account for the merger, the assets, liabilities and shareholders' equity of Omnipoint have been adjusted, where necessary, to reflect the estimated fair market value of such assets and liabilities and the VoiceStream common stock and other consideration issued in the merger. As a result, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the nine months ended September 30, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger and the period from February 25, 2000, to September 30, 2000, following the merger.

    Loss per share

    Omnipoint no longer presents loss per share information as all of Omnipoint's common stock is owned by VoiceStream.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Recently issued accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes to the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

     Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133", the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

    We have not yet quantified the impact of adopting SFAS 133 on our financial statements and have not determined the timing or method of adoption of SFAS
133. However, the statement could increase volatility in earnings and other comprehensive income.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We do not anticipate that adoption of this bulletin will have a material impact on our financial statements.

     In July 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", which provides clarification of APB No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. Our practices are in conformity with this guidance.

3.   MERGER WITH VOICESTREAM

     On February 25, 2000, we completed the merger with VoiceStream. The merger was accounted for using the purchase method. Pursuant to the merger agreement,
0.825 of a share of VoiceStream common stock plus $8.00 in cash were exchanged for each outstanding Omnipoint common share. In conjunction with the merger agreement, VoiceStream committed to invest a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3. MERGER WITH VOICESTREAM - CONTINUED

     In connection with the Omnipoint merger agreement, Hutchison, a subsidiary of Hutchison Whampoa Limited, a Hong Kong Company, made an investment of $957.0 million into the combined company for common and redeemable convertible preferred securities. Hutchison invested $102.5 million directly in Omnipoint preferred stock subsequent to finalizing the merger agreement in June 1999 and invested an additional $47.5 million in Omnipoint preferred stock in October 1999. The remaining $807.0 million was invested in VoiceStream upon the closing of the merger. Upon completion of the merger, Hutchison exchanged its $150.0 million investment in Omnipoint preferred stock for VoiceStream common stock at $29 per share. Additionally, Sonera invested $500.0 million in VoiceStream at the closing of the Omnipoint merger, purchasing VoiceStream common shares at $57 per share.

    In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F block licenses for the initial five year period following award of the licenses. VoiceStream does not qualify as a Designated Entity. Immediately prior to our merger with VoiceStream, the C and F Block licenses, assets and liabilities associated with these licenses and operations we held were transferred to two new joint venture entities controlled by Cook Inlet Region, Inc. ("Cook Inlet"). Omnipoint accounted for this transfer of non-monetary assets as an investment at VoiceStream's historical cost, which equates to the fair value of these assets and liabilities as determined in the purchase price allocation performed for the mergers with VoiceStream. Each of these joint venture entities, Cook Inlet/VoiceStream GSM II PCS, LLC ("CIVS II") and Cook Inlet/VoiceStream GSM III PCS, LLC ("CIVS III"), qualified as a Designated Entity.

     Cook Inlet has contributed a total of $75 million in cash to these joint venture entities for its 50.1% ownership and exchange rights. Omnipoint contributed a combination of non-cash assets and liabilities for its 49.9% ownership. Cook Inlet holds the majority of voting power in each of these joint venture entities. The total investment in CIVS II and III, including advances under promissory notes, was $641.9 million and $55.0 million, respectively, as of September 30, 2000. Upon entering into these joint ventures, Cook Inlet was granted exchange rights whereby Cook Inlet has certain rights, but not the obligation, to exchange their joint venture interests for approximately 3.8 million shares of VoiceStream common stock for a 30 day period beginning after the FCC regulatory holding period has expired. For CIVS II, this date is in the second quarter of 2002, and for CIVS III in the fourth quarter of 2004. The rights are conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules.

   The initial fair value of these exchange rights totaled $28.0 million and was recorded as an increase to investments in and advances to unconsolidated affiliates and additional paid-in capital. The exchange rights are being amortized over the remaining FCC restricted holding periods for the respective licenses. For the three and nine months ended September 30, 2000, $2.9 million and $6.8 million, respectively, in amortization expense was recognized for these rights.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3. MERGER WITH VOICESTREAM - CONTINUED

     In August, 2000, through a subsection of the Department of Defense Appropriations Act of 2001, the Designated Entity rules were amended such that, effective upon the date of enactment, Cook Inlet could transfer or assign its C and F Block licenses to non-designated entities without penalty. Cook Inlet has subsequently indicated its intention to exercise its exchange rights in the joint ventures and has filed applications with the FCC for approval for the transfer of control of its wireless licenses to VoiceStream. Upon exercise of these exchange rights we will record goodwill which will result in additional amortization expense. We expect the exercise of the exchange rights to occur in the fourth quarter of 2000.

     Omnipoint and the Cook Inlet joint ventures have entered into reciprocal technical service agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties.

   Unaudited pro forma operating results for the nine month periods, assuming the merger with VoiceStream occurred on January 1 of the respective years are as follows (dollars in thousands):

                                                                  September 30,   September 30,
                                                                      2000            1999
                                                                  -------------   -------------
         Total revenues                                           $   509,000     $    228,000
         Net loss                                                 $  (688,000)    $   (599,000)

4. PROPERTY AND EQUIPMENT



                                                                  September 30,   December 31,
                                                                      2000            1999
                                                                  -------------   ------------
         (Dollars in thousands)
         Buildings and improvements                               $    23,895     $     30,444
         Wireless communications systems                              432,273        1,182,420
         Furniture and equipment                                       62,971           90,022
                                                                  -----------     ------------
                                                                      519,139        1,302,886
         Less accumulated depreciation                                (55,466)        (316,560)
                                                                  -----------     ------------
                                                                      463,673          986,326
         Construction in progress                                     183,328          103,246
                                                                  -----------     ------------
                                                                  $   647,001     $  1,089,572
                                                                  ===========     ============

   Depreciation expense was $25.9 million and $46.6 million for the three months ended September 30, 2000 and 1999, respectively, and was $88.5 million and $128.8 million for the nine months ended September 30, 2000 and 1999, respectively.

5. LONG-TERM DEBT

         (Dollars in thousands)                                  September 30,   December 31,
                                                                     2000            1999
                                                                 -------------   ------------
         New credit facility
              Vendor facility                                     $   130,000
              Term Loans                                            1,900,000
         11 5/8% Senior Notes and Series A Senior Notes                 6,832     $   450,000
         14% Senior Notes                                                             142,800
         11 1/2% Senior Notes                                         102,665         205,000
         12% Institutional Notes                                                       25,000
         Vendor financing agreements                                                1,870,902
         FCC license obligations                                       63,616         334,971
                                                                  -----------     -----------
                                                                    2,203,113       3,028,673

         Less current portion of long-term debt                       (63,616)       (164,556)
         Unamortized discount and premium, net                         (2,308)             42
                                                                  -----------     -----------
                                                                  $ 2,137,189     $ 2,864,159
                                                                  ===========     ===========

                                       9

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  LONG-TERM DEBT - CONTINUED

    On February 25, 2000, immediately following the completion of the VoiceStream merger, VoiceStream and Omnipoint (the "borrowers") entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Under the terms of the new credit facility, a subsidiary of Omnipoint is designated as a borrower subject to the same terms and conditions as VoiceStream. Immediately following the completion of the VoiceStream merger, proceeds of draws on the new credit facility were used to repay certain of our long-term debt.

    The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, the borrowers entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by June 30, 2001. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

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

    Borrowings under Tranche A bear interest, at the borrower's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility.

    The $1 billion Tranche B and the vendor facility tranches bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranche, which can be drawn by June 30, 2001, may be subject to adjustment at any time before disbursement of the funds.

    The credit facility requires the borrowers to enter into interest rate hedging agreements to manage the interest rate exposure pertaining to borrowings under the credit facility. The borrowers had entered into interest rate caps, collars and swaps with a total notional amount of $325.0 million at September 30, 2000. Generally these instruments have initial terms ranging from six months to four years and effectively convert variable rate debt to fixed rate. The amount of unrealized gain or loss attributable to changing interest rates at September 30, 2000 was not material.

    The new credit facility contains affirmative and negative covenants, with which the borrowers must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of the borrowers and certain of their subsidiaries. As of September 30, 2000, we were in compliance with respect to these affirmative and negative covenants.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  LONG-TERM DEBT - CONTINUED

    During the second and third quarters of 2000, certain holders of Omnipoint's outstanding senior notes elected to exchange their notes for senior notes offered by VoiceStream. This exchange resulted in a non-cash capital contribution of $436.0 million by VoiceStream, a $245.1 million inter-company payable to VoiceStream, and a $46.7 million adjustment to goodwill. The goodwill recorded is the difference between the total value of debt exchanged, and the fair value of debt assumed in the Omnipoint merger and is treated as an adjustment to the total purchase price of Omnipoint.

    Included in interest expense as of September 30, 2000 is $7.9 million of accrued interest due on the inter-company payable to VoiceStream related to the second quarter debt exchanges. Interest was accrued at 14% on the $142.8 million debt exchanged and 11 1/2% on the $102.3 million debt exchanged, representative of the interest rates available to Omnipoint.

    The following table summarizes the Omnipoint debt exchanged (dollars in millions):

                        Omnipoint debt exchanged
    ---------------------------------------------------------------
      Balance         Rate             Description            Due
    ---------------------------------------------------------------
    (Second quarter 2000 exchanges)
    $142.8          14%           Senior Notes                2003
    $102.3          11 1/2%       Senior Notes                2009

    (Third quarter 2000 exchanges)
    $193.5          11 5/8%       Senior Notes                2006
    $242.5          11 5/8%       Series A Senior Notes       2006

    The aggregate amounts of principal maturities of Omnipoint's long-term debt at September 30, 2000, are as follows (dollars in thousands):

     Twelve months ended September 30, 2001         $      63,616
         Remainder of 2001
     Year ended December 31,
         2002
         2003                                             100,000
         2004                                             145,000
     Thereafter                                         1,894,497
                                                    -------------
                                                    $   2,203,113
                                                    =============

6.  EAST/WEST MERGER

    Immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles, CA and Washington, DC.

7.  SALE OF OMNIPOINT TECHNOLOGIES, INC.

    On June 27, 2000, we sold a wholly-owned subsidiary, Omnipoint
Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and we did not recognize any gain or loss on the transaction. The Xircom shares received were valued at approximately $40.4 million, representing the market price per share at the time of the sale, after discounting for trading restrictions. The operations of OTI were immaterial to the consolidated operations of Omnipoint.

Included in other comprehensive loss for the three months ended September 30, 2000, is a mark to market adjustment of $7.8 million to recognize the unrealized loss on the Xircom shares held as of September 30, 2000.

                              OMNIPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.  RELATED PARTY TRANSACTIONS

    Omnipoint and the Cook Inlet joint ventures have entered into reciprocal technical services agreements which allow each to utilize airtime on the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each performs as a reseller for the other and related fees are charged and paid between the parties. During the three months ended September 30, 2000, we earned revenues of $6.3 million and incurred expenses of $8.4 million related to these agreements. For the nine months ended September 30, 2000, we earned revenues of $11.2 million and incurred expenses of $14.5 million related to these agreements.

     Omnipoint's financial statements include an allocation of certain centralized costs that were incurred by VoiceStream and benefit all of its operations, including those of Omnipoint. Such allocations include the costs of customer service operations and accounting. These items are allocated to the respective operational units in a manner that reflects the relative time devoted to each of the operational units. Omnipoint was allocated costs of $9.4 million for the three months ended September 30, 2000, and $13.9 million for the period February 25, 2000 to September 30, 2000.

     In the third quarter of 2000, VoiceStream changed its method of recording certain centrally incurred costs within its consolidated group. As a result of this change, Omnipoint's balance sheet no longer includes inventory held at the distribution centers and payroll related assets and liabilities. The effect of transferring these items from Omnipoint to VoiceStream resulted in a net change to the payable to affiliate balance.

     During the quarter, Omnipoint received capital contributions of $748.0 million from VoiceStream consisting of a non-cash contribution of $475.8 million which was primarily used to fund the exchange of Omnipoint's 11 5/8% Senior Notes for VoiceStream 10 3/8% Senior Notes, and a cash contribution of $272.2 million used for general corporate purposes (see note 5).

9.   SUBSEQUENT EVENTS

     License trades between AT&T Wireless and Omnipoint Holdings, LLC

     On July 21, 2000, an Omnipoint subsidiary, Omnipoint Holdings, Inc. ("OHI"), entered into an agreement with AT&T Wireless PCS, LLC ("AT&T") for the exchange of certain D and E Block 10 MHz licenses held by OHI in Detroit and St. Louis for certain A Block 10 MHz licenses held by AT&T in Phoenix and Puerto Rico. The population covered by the AT&T licenses is approximately 7.2 million, as compared to 8.7 million for the licenses traded by OHI. AT&T has agreed to pay OHI $11.7 million as additional consideration for the additional covered population of the licenses received from OHI. The parties have filed applications with the FCC requesting approval of the exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Omnipoint Corporation ("Omnipoint") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of Omnipoint; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Omnipoint; and other factors referenced in Omnipoint's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Omnipoint disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

    The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein as well as our Form 10-Q for the quarter ended March 31 and June 30, 2000, and in Omnipoint's Form 10-K for the year ended December 31, 1999. Due to the phase of the business cycle of Omnipoint's personal communications services ("PCS") operations, Omnipoint's operating results for prior periods may not be indicative of future performance. Additionally, our operating results may not be comparable to those of prior periods due to our merger with VoiceStream and changes in business rules and practices implemented as a result of our merger with VoiceStream.

    OVERVIEW

    We provide personal communication services in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. We employ Global System for Mobile Communications ("GSM") technology, which is the most widely used wireless technology in the world. We currently operate in the New York, Mid Atlantic, New England, south Florida and the Midwest markets.

    On August 28, 2000, VoiceStream announced a definitive merger agreement with Powertel, Inc. a GSM provider based in West Point, Georgia servicing the Southeastern United States. Pursuant to the Powertel Agreement, holders of Powertel common and preferred stock will receive VoiceStream common shares at a conversion ratio ranging from .65, if the average closing price of VoiceStream common stock is $130.77 or above, and .75 if the average closing price of VoiceStream common stock is $113.33 or below. Between these two prices the ratio adjusts to yield $85 in VoiceStream common stock for each share of Powertel common stock equivalent. The merger is subject to the customary closing conditions, including approval by VoiceStream's and Powertel's shareholders and legal and regulatory approvals.

    On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunications provider. Pursuant to the Deutsche Telekom Agreement, which was approved by the Boards of Directors of both companies, each VoiceStream shareholder will receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom Agreement. In connection with the merger, Deutsche Telekom will assume all of VoiceStream's outstanding debt, currently totaling $5.1 billion. The merger is subject to the customary closing conditions, including approval by VoiceStream's shareholders and legal and regulatory approvals. The merger is expected to be completed in the first half of 2001. The merger is expected to qualify as a tax-free reorganization for VoiceStream shareholders receiving Deutsche Telekom stock.

    On September 5, 2000, Deutsche Telekom made a $5.0 billion investment in VoiceStream in exchange for preferred stock convertible into common stock at a price of $160 per share. Deutsche Telekom's $5.0 billion investment is independent of the merger.

    To facilitate the combination of the three companies, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel and for the Powertel shareholders to receive 2.6353 Deutsche Telekom shares for each Powertel common share, subject to certain adjustments. The Deutsche Telekom/Powertel merger is expected to close immediately after the Deutsche Telekom/VoiceStream merger closes. The VoiceStream/Powertel merger will not close if the Deutsche Telekom/VoiceStream merger is consummated. Thus, Powertel shareholders will receive Deutsche Telekom shares unless the merger between VoiceStream and Deutsche Telekom is terminated. The merger is expected to be completed in the first half of 2001.

    On February 25, 2000, the effective date of our merger with VoiceStream, each outstanding Omnipoint common share was exchanged for 0.825 of a VoiceStream common share plus $8.00 in cash, and we became a subsidiary of VoiceStream.

    Immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles and Washington, DC.

    In connection with the VoiceStream merger and use of the purchase method to account for the merger, the assets, liabilities and shareholders' equity of Omnipoint have been adjusted, where necessary, to reflect the estimated fair market value of such assets and liabilities and the VoiceStream common stock and other consideration issued in the merger. As a result, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the nine months ended September 30, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger and the period from February 25, 2000, to September 30, 2000, following the merger. In the following discussion and analysis, references to results and activities for the nine months ended September 30, 2000, combine the two periods and explanations have been provided where the merger-related accounting changes have materially affected the comparability of the periods.

    In addition to purchase price adjustments related to the merger, results prior to February 25, 2000 are not comparable with subsequent periods due to the transfer of Omnipoints C and F Block licenses, assets and liabilities associated with these licenses and operations (primarily Philadelphia, Atlantic City and certain non-operating licenses) to two new joint venture entities controlled by Cook Inlet (see note 3). Subsequent to February 24, 2000, these operations were accounted for using the equity method.

    RESULTS OF OPERATIONS

    We had approximately 1,165,100 customers as of September 30, 2000, of which 511,000 were monthly subscribers and 654,100 were prepaid customers.

    REVENUES

    Service revenues (subscriber, prepaid and roamer revenues) for the three months ended September 30, 2000 were $145.1 million, as compared to revenues of $92.9 million for the three months ended September 30, 1999, an increase of $52.2 million, or 56.2%. Service revenues for the nine months ended September 30, 2000 were $427.5 million, as compared to service revenues of $219.7 million for the nine months ended September 30, 1999, an increase of $207.7 million, or 94.5%. These increases were the result of the increases in our customer base during these periods.

    Equipment revenues for the three months ended September 30, 2000 were $37.0 million, as compared to revenues of $13.8 million for September 30, 1999, an increase of $23.3 million, or 169.0%. For the nine months ended September 30, 2000, equipment revenues were $81.3 million, as compared to revenues of $40.6 million for the nine months ended September 30, 1999, an increase of $40.7 million, or 100.2%. These increases are attributable to an increase in handset sales.

     OPERATING EXPENSES

     Total cost of service for the quarter ended September 30, 2000, was $48.4 million, as compared to $34.4 million for the quarter ended September 30, 1999, an increase of $14.0 million, or 40.7%. Cost of service for the nine months ended September 30, 2000, was $139.8 million, as compared to $103.9 million for the same period in 1999, an increase of $35.9 million, or 34.5%. The increase in these periods is the result of the additional costs associated with supporting a larger customer base.

     Cost of equipment sales for the quarter ended September 30, 2000 were $69.8 million, as compared to $36.8 million for the quarter ended September 30, 1999, an increase of $33.0 million, or 89.7%. Cost of equipment sales for the nine months ended September 30, 2000 were $171.5 million, as compared to $114.3 million for the nine months ended September 30, 1999, an increase of $57.2 million, or 50.0%. The increase in these periods is a result of our increased handset sales during the current year.

     Sales and marketing costs for the third quarter of 2000 were $114.6 million, as compared to $39.9 million for the third quarter in 1999, an increase of $74.7 million, or 187.1%. Sales and marketing costs increased $103.4 million or 90.4% to $217.8 million for the nine months ended September 30, 2000 from $114.4 million for the same period of 1999. The increases are due to the initial rollout of VoiceStream's Get More marketing strategy in Omnipoint markets.

     General and administrative costs for the third quarter of 2000 were $64.4 million, as compared to $47.4 million for the third quarter of 1999, an increase of $17.0 million, or 35.8%. Year to date general and administrative costs of $175.6 million increased $55.0 million or 45.5% from $120.7 million in the comparable period of 1999. These increases are due to a combination of charges related to the merger with VoiceStream and increased costs associated with supporting a larger customer base.


     Depreciation and amortization expenses for the third quarter were $77.8 million, as compared to $49.9 million for the third quarter of 1999, an increase of approximately $28.0 million, or 56.0%. Depreciation and amortization expenses for the nine months ended September 30, 2000 were $225.2 million, as compared to $143.4 million for the nine months ended September 30, 1999, an increase of approximately $81.9 million, or 57.1%. The increase in the current year is largely due to the increase in intangibles, including goodwill, due to the purchase price allocation associated with the VoiceStream merger.


     OTHER EXPENSES AND INCOME

     Interest expense for the third quarter of 2000 was $70.6 million, as compared to $66.1 million for the third quarter of 1999, an increase of $4.4 million, or 6.7%. Year to date 2000 interest expense was $229.3 million, as compared to $192.6 million for the year to date 1999, an increase of $36.7 million, or 19.1%. The increase in the current year to date period is due to the increase in long-term debt.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $402.8 million for the nine months ended September 30, 2000. Adjustments to the $665.6 million net loss to reconcile to net cash used in operating activities included $225.2 million of depreciation and amortization expense and $53.0 million in equity in net losses of unconsolidated affiliates. Net cash used in operating activities was $413.8 million for the nine months ended September 30, 1999.

     Net cash used in investing activities was $312.4 million for the nine months ended September 30, 2000. Investing activities consist primarily of fixed asset purchases of $225.7 million related to the expansion of our wireless network and $83.6 million of additions to investments in and advances to unconsolidated affiliates. Net cash used in investing activities was $76.6 million for the nine months ended September 30, 1999.

     Net cash provided by financing activities was $463.9 million for the nine months ended September 30, 2000. Financing activities consist primarily of net proceeds of $2.4 billion related to borrowings under the new credit facility of which $2.1 billion was used to refinance existing debt, the repayment of certain long-term debt and the costs associated with the securing of the new credit facility. Net cash provided by financing activities was $547.0 million for the nine months ended September 30, 1999.

     During the third quarter of 2000, VoiceStream received $5.0 billion in proceeds from the sale of convertible preferred stock to Deutsche Telekom, $100 million of which was used to pay down our draws under the revolving credit portion of the new credit facility. The remainder of the proceeds from this investment will be used to fund expenditures to expand the VoiceStream and Omnipoint wireless networks, to fund the acquisition of additional spectrum and operating losses.

     On February 25, 2000, immediately following the completion of the VoiceStream merger, VoiceStream and Omnipoint ("the borrowers") entered into a new credit facility with a consortium of lenders. Pursuant to the new credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the new credit facility is a $1.35 billion reducing revolving credit. Under the terms of the new credit facility, a subsidiary of Omnipoint is designated as a borrower subject to the same terms and conditions as VoiceStream. Immediately following the completion of the VoiceStream merger, proceeds of draws on the new credit facility were used to repay certain long-term debt of Omnipoint.

    The new credit facility permits up to $1.5 billion of additional indebtedness, including up to $1 billion for a vendor facility, which would become part of the new credit facility, by amendment, subject to the same covenants and secured by the same collateral. On April 28, 2000, we entered into a vendor facility with an infrastructure equipment vendor and a bank that provides up to $1 billion in senior credit facilities and VoiceStream has agreed to acquire certain equipment, software and services from the vendor. The vendor facility has a maturity of 9.25 years and is available in multiple draws, including $500 million that was drawn on April 28, 2000, $250 million that was drawn in July 2000, and $250 million that can be drawn by June 30, 2001. Net proceeds of the vendor facilities will be used for the same purposes as other proceeds under the new credit facility.

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

    Borrowings under Tranche A bear interest, at the borrowers option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50% in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75% in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the new credit facility.

    The $1 billion Tranche B and the vendor facility bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75% in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The applicable margin on the final $250 million vendor facility tranches, which must be drawn before June 30, 2001 may be subject to adjustment at any time before disbursement of the funds.

     The new credit facility contains affirmative and negative covenants, with which the borrowers must comply, including financial covenants, and provides for various events of default. The repayment of the loans is secured by, among other things, the grant of a security interest in the capital stock and assets of the borrowers and certain of their subsidiaries. As of September 30, 2000, we were in compliance with respect to these affirmative and negative covenants.

     During the second and third quarters of 2000, certain holders of Omnipoint's outstanding senior notes elected to exchange their notes for senior notes offered by VoiceStream. This exchange resulted in a non-cash capital contribution of $436.0 million by VoiceStream, a $245.1 million inter-company payable to VoiceStream, and a $46.7 million adjustment to goodwill. The goodwill recorded is the difference between the total value of debt exchanged, and the fair value of debt assumed in the Omnipoint merger and is treated as an adjustment to the total purchase price of Omnipoint.

     Included in interest expense as of September 30, 2000 is $7.9 million of accrued interest due on the inter-company payable to VoiceStream related to the second quarter debt exchanges. Interest was accrued at 14% on the $142.8 million debt exchanged and 11 1/2% on the $102.3 million debt exchanged, representative of the interest rates available to Omnipoint.

The following table summarizes the Omnipoint debt exchanged (dollars in millions):

                              Omnipoint debt exchanged
    --------------------------------------------------------------------------
      Balance              Rate                  Description              Due
    -----------          -------            ----------------------       -----
    (Second quarter 2000 exchanges)
    $142.8                14%                 Senior Notes                2003
    $102.3                11 1/2%             Senior Notes                2009

    (Third quarter 2000 exchanges)
    $193.5                11 5/8%            Senior Notes                 2006
    $242.5                11 5/8%            Series A Senior Notes        2006

     Following the completion of these exchanges, $6.8 million of the Omnipoint 11 5/8% Senior Notes and Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding.

     During the quarter, Omnipoint received capital contributions of $748.0 million from VoiceStream consisting of a non-cash contribution of $475.8 million which was primarily used to fund the exchange of Omnipoint's 11 5/8% Senior Notes for VoiceStream 10 3/8% Senior Notes, and a cash contribution of $272.2 million used for general corporate purposes.

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

    In July 1997, and subsequently amended in June 1999 and thereafter, Omnipoint, through its then wholly-owned subsidiary OPCS Philadelphia Holdings LLC ("Philadelphia Holdings"), (subsequently transferred to CIVS II on February 25, 2000) entered into a credit facility agreement with a telecommunications equipment manufacturer to provide financing to Philadelphia Holdings up to $150 million for the purpose of financing the build out of networks in the Philadelphia and Dover markets. On May 4, 2000, Cook Inlet/VoiceStream GSM II, LLC ("CIVS II"), through Philadelphia Operating Company ("Philadelphia Operating"), a wholly-owned subsidiary of Philadelphia Holdings, entered into an agreement to refinance a $350 million facility with the same lender ("New CIVS Credit Facility") for the purpose of financing the continued build out of networks and the operations of the Philadelphia, Atlantic City and Dover markets. Under the terms of the New CIVS Credit Facility, Philadelphia Operating is subject to certain financial and operational covenants, including restrictions on levels of indebtedness, minimum annualized revenues and cash flows and certain other financial maintenance requirements. Additionally, the New CIVS Credit Facility provides that, among other events, failure to pay amounts due to the FCC shall constitute an event of default. The New CIVS Credit Facility is collateralized by substantially all of the assets of Philadelphia Operating and its license subsidiaries, including a pledge of all capital stock of each license subsidiary.

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

    Recently issued accounting pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

    Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - on Amendment to FASB Statement No. 133", the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

    We have not yet quantified the impact of adopting SFAS 133 on our financial statements and have not determined the timing or method of adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ending December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer, such as an arrangement to provide telecommunication services. We do not anticipate that adoption of this bulletin will have a material impact on our financial statements.

     In July 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25", which provides clarification of APB Opinion No. 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. Our practices are in conformity with this guidance.

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


                              Omnipoint Corporation


By /s/ Cregg Baumbaugh                          By /s/ Allyn Hebner
-----------------------------------------       ------------------------------
Cregg Baumbaugh                                 Allyn P. Hebner
Executive V.P. - Finance/ Corporate             Vice President and Controller
Development (Principal Financial Officer)       (Principal Accounting Officer)



                            Dated: November 20, 2000