Form 10-K405
period 2000-12-31
OMNIPOINT CORP \DE\
filed 2001-04-02
CIK 1002532

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-27442

                             OMNIPOINT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2969720
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            12920 - 38TH STREET SE                                 98006
             BELLEVUE, WASHINGTON                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                       (425) 378-4000
                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                  COMMON STOCK
                   7% CUMULATIVE CONVERTIBLE PREFERRED STOCK
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   [X]

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2001 was zero.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 SHARES OUTSTANDING
                      TITLE                                     AS OF MARCH 31, 2001
                      -----                                     --------------------
                  Common Stock                                       65,000,000

                      DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report on Form 10-K of VoiceStream Wireless Corporation for its Fiscal Year Ended December 31, 2000

    Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 2000 are incorporated by reference into part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             OMNIPOINT CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                  PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Consolidated Financial Data........................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   33
Item 11.  Executive Compensation......................................   33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   33
Item 13.  Certain Relationships and Related Transactions..............   33

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   34

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     On February 25, 2000 Omnipoint completed a merger with VoiceStream Wireless Corporation ("VoiceStream"), a Delaware corporation, and all of Omnipoint's common shares, its only voting securities, are now owned by VoiceStream. Omnipoint's operations are directly controlled by VoiceStream. Since the merger, all of Omnipoint's markets have been relaunched under the VoiceStream brand. We market, provide and bill for our services under the VoiceStream brand, and do not compete with VoiceStream in the markets we serve. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, our services are indistinguishable from VoiceStream's. Unless the context requires otherwise, "Omnipoint," "we," "our," and "us" refers to Omnipoint and its subsidiaries. References to "VoiceStream" refer to VoiceStream and its subsidiaries, including Omnipoint, unless the context requires otherwise.

     Omnipoint is a provider of personal communications services ("PCS") primarily in the northeastern United States. We operate and use the Global System for Mobile Communications ("GSM") communications technology platform. VoiceStream also provides PCS services using GSM in urban markets in the United States. VoiceStream is a member of The GSM Alliance, L.L.C., a consortium of United States and Canadian digital wireless PCS carriers, which helps provide seamless wireless communications for its customers in more than 2,400 North American cities. GSM companies provide superior voice clarity, industry-leading security and leading-edge wireless voice, data and fax features for customers. In North America, more than seven million customers are using GSM service in 47 U.S. states, the District of Columbia, and six Canadian Provinces, including every top 10 market in North America. VoiceStream has roaming agreements with more than 125 of the major GSM operators worldwide, providing service in 70 countries. In addition, VoiceStream has entered into roaming agreements with cellular carriers which, together with roaming agreements with GSM carriers, permit our subscribers with dual-mode capability to roam in substantially all areas across the United States.

     During 2000 a portion of our business was conducted through contractual relationships with two entities, formed immediately prior to our merger with VoiceStream, in which we have non-controlling ownership interests: Cook Inlet/VS GSM II PCS, LLC ("CIVS II") and Cook Inlet/VS GSM III PCS, LLC

("CIVS III"). CIVS II and CIVS III were controlled by Cook Inlet Region Inc. ("CIRI") through December 14, 2000 when VoiceStream acquired a controlling interest in these entities.

     On July 24, 2000 VoiceStream announced a definitive agreement to merge with Deutsche Telekom AG ("Deutsche Telekom"), a German telecommunication provider, to form the first combined European and U.S. wireless communication provider utilizing the GSM standard. The merger will provide VoiceStream with capital resources, technology expertise and global reach and enable VoiceStream to provide cost-competitive service, accelerate its build-out and upgrade to next generation voice and data service in the United States. VoiceStream expects the merger to close in the first half of 2001, subject to regulatory approvals.

     On August 28, 2000 VoiceStream announced a definitive merger agreement with Powertel, Inc. ("Powertel"), a PCS provider based in West Point, Georgia, servicing the southeastern United States. The merger with Powertel is contingent upon the termination of the proposed merger with Deutsche Telekom. To facilitate the combination of Deutsche Telekom, VoiceStream and Powertel, Deutsche Telekom and Powertel have entered into a separate definitive agreement for Deutsche Telekom to acquire Powertel. Should VoiceStream's merger with Deutsche Telekom be consummated, then VoiceStream expects that Powertel will also merge with Deutsche Telekom. These mergers are subject to regulatory approvals. On March 23, 2001, VoiceStream filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2000, which includes pro forma financial information concerning the proposed VoiceStream/Powertel and Deutsche Telekom/VoiceStream/Powertel mergers.

     If VoiceStream's merger with Powertel is completed, VoiceStream will be the largest PCS provider using GSM technology in the Untied States. Upon completion of the merger with Powertel and the addition of those markets, VoiceStream will have a nearly nationwide wireless footprint utilizing a single technology and common frequencies. VoiceStream will own, collectively with joint venture entities in which VoiceStream has interests, 430 broadband PCS licenses covering 272 million people in 24 of the 25 largest U.S. markets. VoiceStream's operating network, collectively with entities in which VoiceStream will have interests, will cover 126 million people in the United States.

  Strategy

     Our strategy is consistent with that of VoiceStream. VoiceStream's strategy is to efficiently consolidate operations and marketing under the VoiceStream brand name and to:

     - Penetrate the rapidly growing, broad consumer market segment. VoiceStream will seek to penetrate the consumer segment of the market by providing premier value in wireless services with more minutes, features and services at attractive price points, and marketing such features and services under the "Get More From Life" message. This marketing message is delivered by a celebrity spokesperson, Jamie Lee Curtis.

     - Increase Sales. VoiceStream's services and products will continue to be sold through an extensive and balanced distribution network featuring national and local dealers, VoiceStream stores and a direct sales force.

     - Achieve cost efficiencies through centralization and size. VoiceStream plans to continue to evaluate opportunities to centralize administrative and other functions where efficiencies can be achieved. VoiceStream's size should also enable it to purchase network and subscriber equipment at favorable pricing and financing terms.

     - Build high quality networks with extensive coverage. VoiceStream plans to continue to construct its networks to increase capacity and enhance call quality within and around the metropolitan markets that it serves. In addition, VoiceStream will seek to build networks and initiate service in additional metropolitan markets where it holds licenses.

     - Offer features that capitalize on the advantages of GSM wireless technology. VoiceStream will continue to offer a wide variety of wireless products and services including the capability of offering customers next-generation wireless voice and data services such as wireless Internet and multimedia applications.

     - Acquire PCS licenses and systems opportunistically. VoiceStream will continue to seek opportunities to acquire additional PCS licenses, systems and/or operators that are additive to its current footprint, increase its spectrum or that would increase the availability of GSM wireless service in North America.

  Marketing, Sales and Customer Service

     We have adopted the marketing, sales and customer service strategy of VoiceStream. VoiceStream's sales and marketing strategy has been to generate continued subscriber growth and increased subscriber revenues. In addition, VoiceStream targets a customer base that it believes is likely to generate higher monthly service revenues, while attempting to achieve a lower cost of adding new subscribers.

     - Marketing -- VoiceStream's objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of its PCS markets.

       In marketing its PCS services, VoiceStream concentrates its marketing efforts primarily on the consumer market. Through the "Get More" proposition, VoiceStream emphasizes that consumers get more for their money from its enhanced features, privacy, customer service and competitive pricing of these services. VoiceStream also promotes to businesses that would benefit from integrated voice messaging, wireless data transmission, and enhanced features and services. VoiceStream's advertising is supported by a celebrity spokesperson -- Jamie Lee Curtis.

     - Sales -- VoiceStream sells products and services through a combination of direct and indirect channels. VoiceStream operates retail locations and utilizes a direct sales force. VoiceStream's training programs provide its sales employees with an understanding of VoiceStream's systems, products and services so that they, in turn, can provide information to prospective customers. Sales commissions generally are linked to subscriber revenue, type of service, activation levels and subscriber retention.

       VoiceStream believes that its local sales offices provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give it greater control over both its costs and the sales process. VoiceStream also utilizes indirect sales through a network of national and local merchant and specialty retailers. VoiceStream intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the retail needs of each particular market.

       In addition, VoiceStream acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream historically has sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     - Customer Service -- Customer service is a significant element of VoiceStream's operating philosophy. VoiceStream is committed to attracting and retaining subscribers by providing consistently superior customer service. VoiceStream maintains a monitoring and control system with a well-trained staff of customer service and technical personnel to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

       VoiceStream utilizes credit check procedures at the time of sale and continuously monitors customer churn (the rate of subscriber attrition). VoiceStream manages its churn rate through a program implemented through its sales force and customer service personnel intended to enhance subscriber loyalty and increase add-on sales and customer referrals. The program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

     - Intellectual property -- VoiceStream holds a federal trademark registration for the mark "VoiceStream" and has applied to register "VoiceStream and Design." VoiceStream has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

  Products and Services

     Our products and services are the same as VoiceStream's. VoiceStream provides a variety of wireless products and services designed to match a range of needs for business and personal use. VoiceStream offers several distinct services and features in its PCS systems, including:

     - Enhanced Features -- VoiceStream offers caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

     - Messaging and Wireless Data Transmission -- VoiceStream provides for two-way messaging to and from all subscribers' handsets. This facilitates a number of messaging and internet-related services including those VoiceStream currently offers, such as the receipt of wireless e-mail, and those which may be offered in the future, such as Web browsing. VoiceStream will be North America's first GSM wireless service provider to carry the AOL Instant Messenger service, and the first to offer it to all of its wireless subscribers. Through the AOL Instant Messenger service, VoiceStream's customers will have a convenient new way to see when family, colleagues and friends are available on their phone or desktop, and to communicate with them in real-time directly through existing handsets and two-way short messaging service ("SMS") through high speed wireless Internet access.

     - General Packet Radio Service -- GPRS is a standardized packet-switched data service that is an extension of the GSM architecture. GPRS will allow for increased data access speeds in wireless handsets and other terminal devices and offers customers the advantage of "always connected/always on-line" access. Initially, GPRS handsets will be capable of operating at speeds up to five times faster than current GSM networks, and speeds will increase up to ten times faster than is currently possible as new terminal devices are launched. Possible applications and benefits to wireless users include faster web browsing and e-mail transmission, in addition to video streaming capabilities.

     - Call Security and Privacy -- VoiceStream's sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

     - Smart Card -- VoiceStream provides "Smart" cards, programmed with the customer's billing information and a specified service package, which allow customers to obtain PCS connectivity automatically in a variety of terminal devices, simply by inserting their smart cards into compatible PCS devices.

     - Prepaid Wireless -- VoiceStream offers prepaid wireless services in many of its markets.

     - Over-the-Air Activation and Over-the-Air Customer Profile
       Management -- VoiceStream is able to transmit changes in the customer's feature package, including mobile number assignment and personal directory numbers, directly to the customer's handset.

     - Roaming -- VoiceStream has entered into roaming agreements that allow its customers to roam on cellular systems. Dual-mode handsets allow roaming onto analog cellular systems. VoiceStream's customers are able to roam in most urban markets in the United States not serviced directly by VoiceStream and internationally, on GSM-based PCS systems operated by other licensees. Equipment is available that provides the capability for VoiceStream customers to roam on analog cellular systems.

     - Suppliers and equipment vendors -- VoiceStream does not manufacture any of the handsets or network equipment used in its operations. The high degree of compatibility among different manufacturers' models of handsets and network equipment allows VoiceStream to design, construct and operate its systems without being dependent upon any single source of such equipment. The handsets and network equipment used in VoiceStream's operations are available for purchase from multiple sources, and VoiceStream anticipates that equipment will continue to be available in the foreseeable future. VoiceStream currently purchases handsets from several vendors including Motorola Inc., Ericsson Inc., and Nokia Mobile Phones, Inc. VoiceStream currently deploys network equipment primarily from Ericsson Inc., Nortel Networks Inc. and Nokia Telecommunications Inc.

  Markets and Systems

     We own 62 licenses covering over 62 million people, excluding: (i) licenses which we are committed to assign to unrelated third parties, and (ii) licenses held, or to be acquired, by entities in which we have an ownership interest of 50% or less, and including licenses which we have a right to acquire from unrelated third parties. We, together with entities in which we have an ownership interest, will own 164 broadband PCS licenses covering over 126 million people, if all pending transactions are completed.

     The following tables set forth the licenses and the populations covered by such licenses. Each table below lists Major Trading Areas ("MTAs") in descending order by licensed population, with Basic Trading Areas ("BTAs") within such markets listed alphabetically. Unless the context otherwise requires, when used herein, with respect to a licensed area, "persons" and "population" are interchangeable and refer to the aggregate number of persons located in such licensed area. Persons and population data are based upon 2001 estimates by Claritas, a market research firm.

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
New York
  Albany.........................................    1,037,000     A          20 MHz
  Allentown......................................      724,000     A          20 MHz
  Binghamton.....................................      337,000     A          20 MHz
  Burlington.....................................      402,000     A          20 MHz
  Elmira.........................................      311,000     A          20 MHz
  Glens Falls....................................      122,000    A, E        30 MHz
  Hartford.......................................    1,123,000     A          20 MHz
  Ithaca.........................................      100,000     A          20 MHz
  New Haven......................................      979,000     A          20 MHz
  New London.....................................      351,000     A          20 MHz
  New York.......................................   18,802,000    A, D        30 MHz
  Oneonta........................................      107,000     A          20 MHz
  Plattsburgh....................................      117,000     A          20 MHz
  Poughkeepsie...................................      441,000     A          20 MHz
  Rutland........................................       98,000     A          20 MHz
  Scranton.......................................      651,000     A          20 MHz
  Stoudsburg.....................................      134,000     A          20 MHz
  Syracuse.......................................      778,000     A          20 MHz
  Utica..........................................      290,000     A          20 MHz
  Watertown......................................      295,000     A          20 MHz
                                                   -----------
                                                    27,199,000

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
Boston-Providence
  Bangor(1)......................................      325,000     E          10 MHz
  Boston.........................................    4,311,000    D, E        20 MHz
  Hyannis........................................      242,000     D          10 MHz
  Keene..........................................      116,000    D, E        20 MHz
  Lewiston-Auburn................................      218,000     E          10 MHz
  Manchester-Nashua-Concord......................      605,000    D, E        20 MHz
  Pittsfield(1)..................................      131,000     E          10 MHz
  Portland-Brunswick.............................      511,000     D          10 MHz
  Presque Isle(2)................................       75,000    D, E        20 MHz
  Providence-Pawtucket-New Bedford-Fall
     River(1)....................................    1,521,000     D          10 MHz
  Springfield-Holyoke(1).........................      660,000     D          10 MHz
  Waterville-Augusta.............................      168,000    D, E        20 MHz
  Worcester-Fitchburg-Leominster.................      750,000    D, E        20 MHz
                                                   -----------
                                                     9,633,000
Washington-Baltimore
  Charlottesville................................      225,000     E          10 MHz
  Cumberland.....................................      159,000     E          10 MHz
  Fredericksburg.................................      165,000     D          10 MHz
  Hagerstown-Chambersburg-Martinsburg............      364,000     D          10 MHz
  Salisbury......................................      179,000    D, E        20 MHz
  Washington, D.C.(2)............................    4,697,000     E          10 MHz
                                                   -----------
                                                     5,789,000
Puerto Rico
  Mayaguez.......................................    1,508,000     A          10 MHz
  San Juan(2)....................................    2,421,000     A          10 MHz
                                                   -----------
                                                     3,929,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(2)........................    3,803,000     E          10 MHz
Phoenix
  Phoenix........................................    3,369,000     A          10 MHz
Indianapolis
  Columbus(2)....................................      157,000     E          10 MHz
  Bloomington-Bedford............................      239,000     E          10 MHz
  Indianapolis...................................    1,515,000     E          10 MHz
  Kokomo-Logansport(1)...........................      188,000     D          10 MHz
  Lafayette......................................      272,000     E          10 MHz
  Marion.........................................      106,000     E          10 MHz
  Terre Haute(2).................................      245,000     E          10 MHz
  Vincennes-Washington(2)........................       93,000     E          10 MHz
                                                   -----------
                                                     2,815,000

               OMNIPOINT LICENSES
              MTA/BTA LICENSE AREA                 POPULATION     BLOCK       MHZ
              --------------------                 -----------    -----    ---------
Detroit
  Adrian(1)(2)...................................      102,000     E          10 MHz
  Findlay-Tiffin.................................      153,000    D, E        20 MHz
  Jackson(1)(2)..................................      207,000     E          10 MHz
  Lansing(2).....................................      527,000     E          10 MHz
  Lima...........................................      250,000    D, E        20 MHz
  Toledo(2)......................................      778,000     D          10 MHz
                                                   -----------
                                                     2,017,000
Buffalo-Rochester
  Jamestown-Dunkirk..............................      179,000     E          10 MHz
  Olean-Bradford.................................      236,000    D, E        20 MHz
  Rochester(1)...................................    1,133,000     D          10 MHz
                                                   -----------
                                                     1,548,000
Little Rock
  El Dorado-Magnolia-Camden......................      101,000     E          10 MHz
  Little Rock....................................      934,000     A          10 MHz
                                                   -----------
                                                     1,035,000
Chicago
  Bloomginton....................................      238,000     A          10 MHz
  Elkhart(1).....................................      264,000     E          10 MHz
  Galesburg......................................       74,000     E          10 MHz
                                                   -----------
                                                       576,000
St. Louis
  Columbia.......................................      210,000     D          10 MHz
  Kirksville.....................................       56,000     D          10 MHz
  Quincy-Hannibal................................      180,000     D          10 MHz
                                                   -----------
                                                       446,000
Wichita
  Hutchinson.....................................      126,000     E          10 MHz
  Salina(1)......................................      140,000     E          10 MHz
                                                   -----------
                                                       266,000
                                                   -----------
Omnipoint Total..................................   62,425,000
                                                   ===========

- ---------------
(1) CIVS III, in which Omnipoint Investment LLC owns a 49.9% minority interest and VoiceStream owns the remaining 50.1% interest, also owns licenses for these BTAs.

(2) CIVS II, in which Omnipoint Investment, LLC owns a 49.9% minority interest and VoiceStream owns the remaining 50.1% interest, also owns licenses for these BTAs.

  Entities in Which We Hold Interests

 CIVS II

     CIVS II is a Delaware limited liability company formed in June 1999. Omnipoint Investment, LLC holds a 49.9% minority interest in CIVS II and VoiceStream holds the remaining 50.1% interest. CIVS II owns FCC licenses to provide broadband PCS services in the following 56 BTA license areas:

                   CIVS II LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
Los Angeles
  Los Angeles.........................................  16,564,000      F      10 MHz
  Santa Barbara.......................................     403,000      F      10 MHz
                                                        ----------
                                                        16,967,000
Washington-Baltimore
  Baltimore...........................................   2,559,000      F      10 MHz
  Washington, DC(1)...................................   4,697,000      F      10 MHz
                                                        ----------
                                                         7,256,000
Philadelphia
  Atlantic City.......................................     340,000     C1      15 MHz
  Dover...............................................     305,000     C1      15 MHz
  Philadelphia-Wilmington-Trenton.....................   6,012,000     C1      15 MHz
                                                        ----------
                                                         6,657,000
Miami-Ft. Lauderdale
  Miami-Ft. Lauderdale(1).............................   3,803,000      F      10 MHz
  W. Palm Beach-Boca Raton............................   1,098,000      F      10 MHz
                                                        ----------
                                                         4,901,000
Puerto Rico-USVI
  San Juan(1).........................................   2,421,000      F      10 MHz
                                                        ----------

Detroit
  Battle Creek........................................     242,000      F      10 MHz
  Adrian(1)...........................................     102,000      F      10 MHz
  Flint...............................................     512,000      F      10 MHz
  Jackson(1)..........................................     207,000      F      10 MHz
  Lansing(1)..........................................     527,000      F      10 MHz
  Toledo(1)...........................................     778,000      F      10 MHz
                                                        ----------
                                                         2,368,000
Atlanta
  Albany-Tilton.......................................     346,000      F      10 MHz
  Augusta.............................................     578,000      F      10 MHz
  Macon...............................................     648,000      F      10 MHz
  Savannah............................................     735,000      F      10 MHz
                                                        ----------
                                                         2,307,000
Birmingham
  Birmingham..........................................   1,320,000      F      10 MHz
  Decatur.............................................     145,000      F      10 MHz
  Gadsden.............................................     185,000      F      10 MHz
  Huntsville..........................................     512,000      F      10 MHz
                                                        ----------
                                                         2,162,000
San Antonio
  San Antonio.........................................   1,873,000      F      10 MHz

                   CIVS II LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
Chicago
  Benton Harbor.......................................     159,000      F      10 MHz
  Danville............................................     110,000      F      10 MHz
  Ft. Wayne...........................................     698,000      F      10 MHz
  Peoria..............................................     467,000      F      10 MHz
  South Bend..........................................     351,000      F      10 MHz
                                                        ----------
                                                         1,785,000
Richmond-Norfolk
  Norfolk-Virginia Beach..............................   1,780,000      F      10 MHz
Nashville
  Nashville...........................................   1,721,000      F      10 MHz
Boston-Providence
  Presque Isle(1).....................................      75,000      F      10 MHz
  Providence-Pawtucket-New Bedford-Fall River(1)......   1,521,000      F      10 MHz
                                                        ----------
                                                         1,596,000
St. Louis
  Cape Girardeau......................................     189,000      F      10 MHz
  Carbondale-Marion...................................     217,000      F      10 MHz
  Jefferson City......................................     158,000      F      10 MHz
  Poplar Bluff........................................     153,000      F      10 MHz
  Rolla...............................................     100,000      F      10 MHz
  Springfield.........................................     645,000      F      10 MHz
  West Plains.........................................      77,000      F      10 MHz
                                                        ----------
                                                         1,539,000
Indianapolis
  Anderson............................................     178,000      F      10 MHz
  Columbus(1).........................................     157,000      F      10 MHz
  Muncie..............................................     176,000      F      10 MHz
  Richmond............................................     104,000      F      10 MHz
  Terre Haute(1)......................................     245,000      F      10 MHz
  Vincennes-Washington(1).............................      93,000      F      10 MHz
                                                        ----------
                                                           953,000
Des Moines-Quad Cities
  Des Moines..........................................     795,000      F      10 MHz
Wichita
  Wichita.............................................     671,000      F      10 MHz
San Francisco-San Jose
  Reno................................................     597,000      F      10 MHz
Tampa
  Sarasota............................................     596,000      F      10 MHz
Denver
  Colorado Springs....................................     539,000      F      10 MHz
Dallas-Fort Worth
  Waco................................................     292,000      F      10 MHz
Charlotte-Greensboro-Greenville-Raleigh
  Goldsboro-Kinston...................................     233,000      F      10 MHz

                   CIVS II LICENSES
                 MTA/BTA LICENSE AREA                   POPULATION    BLOCK     MHZ
                 --------------------                   ----------    -----    ------
Cincinnati-Dayton
  Williamson..........................................     180,000      F      10 MHz
Portland
  Coos Bay-North Bend.................................      84,000      F      10 MHz
                                                        ----------
Cook Inlet/VoiceStream GSM II Total...................  60,273,000
                                                        ==========

- ---------------
(1) Licenses for these BTAs are also owned by Omnipoint.

 CIVS III

     CIVS III is a Delaware limited liability company formed in June 1999. Omnipoint Investment, LLC holds a 49.9% membership interest in CIVS III and VoiceStream holds the remaining 50.1% interest. CIVS III owns FCC licenses to provide broadband PCS services for the following 27 BTA markets:

                    CIVS III LICENSES
                   MTA/BTA LICENSE AREA                     POPULATION   BLOCK    MHZ
                   --------------------                     ----------   -----   ------
Detroit
  Adrian(1)...............................................     102,000    C2     15 MHz
  Battle Creek............................................     242,000    C2     15 MHz
  Detroit.................................................   5,006,000    C6     30 MHz
  Flint...................................................     512,000    C6     30 MHz
  Jackson(1)..............................................     207,000    C2     15 MHz
  Kalamazoo...............................................     369,000    C6     30 MHz
                                                            ----------
                                                             6,438,000
St. Louis
  Mt. Vernon..............................................     123,000    C6     30 MHz
  St. Louis...............................................   2,851,000    C6     30 MHz
                                                            ----------
                                                             2,974,000
Buffalo-Rochester
  Buffalo.................................................   1,170,000    C6     30 MHz
  Rochester(1)............................................   1,133,000    C6     30 MHz
                                                            ----------
                                                             2,303,000
Cleveland
  Ashtabula...............................................     104,000    C6     30 MHz
  Canton-New Philadelphia.................................     529,000    C6     30 MHz
  East Liverpool-Salem....................................     111,000    C6     30 MHz
  Erie....................................................     277,000    C6     30 MHz
  Mansfield...............................................     231,000    C6     30 MHz
  Sandusky................................................     138,000    C2     15 MHz
  Youngstown-Warren.......................................     473,000    C6     30 MHz
                                                            ----------
                                                             1,863,000
Chicago
  Elkhart(1)..............................................     264,000    C6     30 MHz
  Benton Harbor...........................................     159,000    C6     30 MHz
  Ft. Wayne...............................................     698,000    C6     30 MHz
  South Bend..............................................     351,000    C2     15 MHz
                                                            ----------
                                                             1,472,000

                    CIVS III LICENSES
                   MTA/BTA LICENSE AREA                     POPULATION   BLOCK    MHZ
                   --------------------                     ----------   -----   ------
Boston-Providence
  Bangor(1)...............................................     325,000    C2     15 MHz
  Lebanon.................................................     175,000    C6     30 MHz
  Pittsfield(1)...........................................     131,000    C6     30 MHz
  Springfield-Holyoke(1)..................................     660,000    C6     30 MHz
                                                            ----------
                                                             1,291,000
Indianapolis
  Kokomo-Logansport(1)....................................     188,000    C2     15 MHz
Wichita
  Salina(1)...............................................     140,000    C6     10 MHz
                                                            ----------
Cook Inlet/VoiceStream GSM III Total......................  16,669,000
                                                            ==========

- ---------------
(1) Licenses for these BTAs are also owned by Omnipoint.

  D&E/Omnipoint Wireless Joint Venture, L.P.

     D&E/Omnipoint Wireless Joint Venture, L.P. ("D&E/Omnipoint") is a Delaware limited partnership formed in September 1997. We hold a 50% interest in this entity. VoiceStream has committed to contribute additional licenses to D&E/Omnipoint for several western Pennsylvania BTA markets, namely the C6 Block licenses for the Lancaster, Reading and York BTAs and the C1 Block license for the Reading BTA, which are included below. D&E/Omnipoint launched service in September 1997.

                 D&E/OMNIPOINT LICENSES
                  MTA/BTA LICENSE AREA                     POPULATION   BLOCK    MHZ
                 ----------------------                    ----------   -----   ------
Philadelphia
  Harrisburg.............................................    691,000    C6, D   40 MHz
  Lancaster..............................................    466,000    C6, E   40 MHz
  Reading................................................    362,000     C1     15 MHz
  York...................................................    472,000    C6, E   40 MHz
                                                           ---------
D&E/Omnipoint Total......................................  1,991,000
                                                           =========

  NPI-Omnipoint Wireless, LLC

     NPI-Omnipoint Wireless, LLC ("NPI Omnipoint) is a Michigan limited liability company formed in October 1998. Omnipoint received a 20% interest in this joint venture entity in exchange for certain licenses and the agreement to contribute certain other licenses (now held by VoiceStream subsidiaries) for several central Michigan BTAs, namely the C6 Block licenses for Alpena and Sault Ste. Marie, the C2 Block licenses for Muskegon and Grand Rapids (partitioned), and the F Block license for Grand Rapids (partitioned), which are included below. NPI Omnipoint launched service in the spring of 1999.

              NPI OMNIPOINT LICENSES
               MTA/BTA LICENSE AREA                  POPULATION     BLOCK       MHZ
              ----------------------                 ----------     -----       ---
Detroit
  Alpena...........................................     67,000        C6        30MHz
  Grand Rapids.....................................  1,070,000     C2, E, F     35MHz
  Mount Pleasant...................................    131,000        E         10MHz
  Muskegon.........................................    224,000      C2, E       25MHz
  Petoskey.........................................    104,000      C1, D       25MHz
  Saginaw-Bay City.................................    632,000        E         10MHz
  Sault Ste. Marie.................................     56,000        C6        30MHz
  Traverse City....................................    244,000        C1        15MHz
                                                     ---------
NPI Omnipoint Total................................  2,528,000
                                                     =========

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

     Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 2000, according to the Cellular Telecommunications & Internet Association, referred to as CTIA, there were 97 million wireless subscribers in the United States, representing a penetration rate of 35%.

     In the wireless communications industry, there are two principal frequency bands licensed by the Federal Communications Commission ("FCC") for transmitting two way voice and data signals, 824 to 896 MHz and 1850 to 1990 MHz. The 824 to 896 MHz frequency band was designated for cellular service which began commercial operation in 1983 utilizing analog-based technology. Certain wireless operators are now providing digital-based wireless data services utilizing the cellular frequency band. The 1850 - 1990 MHz band was designated for PCS which utilizes digital technology. PCS spectrum was auctioned by the FCC in six frequency blocks (A - F), beginning with the A and B Blocks in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. In 1999, and again in late 2000 and early 2001, the FCC re-auctioned portions of the C, D, E and F Blocks, as applicable, that were returned, retaken or not purchased in previous auctions.

     Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This technology enables enhanced capacity, along with improvements in digital signaling, thereby allowing digital-based wireless carriers to offer new and enhanced services which comprise PCS. These services include greater call privacy and robust data transmission features, such as "mobile office" applications that include facsimile, electronic mail, wireless connections to computer/data networks and Internet capabilities. Packet-switched data, the technology underlying GPRS, is a further extension of digital technology that provides for substantially higher data transmission rates and continuous connectivity to data networks. See
"-- Operation of Wireless Communications Systems."

     PCS competes directly with existing cellular telephone and data services, paging and specialized mobile radio services. PCS offers features that are not generally offered by analog cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, PCS is increasingly competing with wired local communications services as PCS costs decline and the quality and range of services increases. See "-- Governmental Regulation" for a discussion of the FCC auction process and allocation of wireless licenses.

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

     PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors: GSM; Time Division Multiple Access, referred to as TDMA; or Code Division Multiple Access, referred to as CDMA.

     GSM is the most widely used wireless technology in the world, serving over 452 million customers. It offers an open system architecture, supported by a variety of vendors, that allows operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM provides the benefit of a single phone number and transparent services on a global roaming basis. GSM has high capacity and high voice quality and utilizes an industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM has supported wireless data from its inception, and is currently evolving to support high-speed wireless packet-based data transmission to provide subscribers with enhanced internet and mobile data services. GSM technology has not historically been widely deployed by North American wireless operators. It is based on a different network protocol than other North American standards, making system interoperability and roaming with other North American cellular or PCS systems more difficult.

     CDMA has been widely deployed in North America and parts of Asia. It has easier interoperability with North America analog cellular systems than GSM. It uses a closed architecture, dependent upon intellectual property rights owned by a few manufacturers which increase the costs in infrastructure and handsets. It has limited global deployment, thus limiting the customer's ability to use CDMA service outside of the U.S.

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

  Competition

     Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. Under current FCC rules, there are at least six PCS licenses in each geographic area, which may be held by a minimum of three separate licensees, in addition to two cellular licensees. Also, specialized mobile radio ("SMR") dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which we operate.

     Our competitors are the same as VoiceStream's. VoiceStream operates in highly competitive markets. VoiceStream's principal competitors are the national PCS providers in our markets, many of which have been operational for a number of years. These competitors often provide greater coverage within individual markets due to earlier entry into those markets and larger subscriber bases. Most of these competitors provide services in a greater number of markets that enable them to offer no or low cost roaming and toll calls. Many of VoiceStream's competitors have significantly greater financial and technical resources than those available to VoiceStream and provide comparable services in competition with our PCS services. These competitors include Verizon Wireless Inc., AT&T Wireless Services, Inc. ("AT&T Wireless"), Cingular Wireless LLC, Nextel Communications, Inc., Sprint Corp. (PCS Group) ("Sprint PCS") and Qwest Wireless LLC ("Qwest Wireless").

     VoiceStream also competes with paging, dispatch and cellular companies, resellers and landline telephone service providers. Potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. Wireless service also competes more directly with traditional landline telephone service providers as the quality and the range of wireless services improves and the cost of wireless services decline.

     GSM systems have not been deployed in all areas of the United States. As a result, VoiceStream's customers may not be able to use PCS service conveniently while roaming in areas outside of VoiceStream markets. Further, our principal PCS competitors use standards other than GSM. For example, Qwest Wireless and Sprint PCS use the CDMA standard. AT&T Wireless currently uses the TDMA standard; however it has recently announced that it will convert its systems to GSM. Systems using the CDMA and TDMA standards cover more areas of the United States than do GSM systems. Therefore, our competitors deploying such systems currently have a competitive advantage in this regard.

     The FCC generally requires all cellular and PCS licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold FCC licenses or own facilities. The reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with our systems. With respect to PCS licensees, the resale obligations terminate on November 24, 2002.

     VoiceStream faces increased competition from entities providing similar services using other communications technologies. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

     Licenses have been auctioned for different services and on different frequencies that may provide additional competition to our PCS services. In April 1997, the FCC auctioned 30 MHz of spectrum in the 2305 to 2350 MHz spectrum band for Wireless Communications Services ("WCS"), which can provide fixed or mobile telecommunications service. In late 1997, the FCC also auctioned 10 MHz of spectrum for SMR service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC auctioned more than 1000 MHz of spectrum for local multipoint distribution service. During 1998, the FCC auctioned 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz band. In 2000, the FCC auctioned spectrum in the 38.6 - 40.0 GHz band for point-to-point and point-to-multipoint communications (the use of this spectrum for mobile communications is contingent upon the development by the FCC of inter-licensee and inter-service interference criteria). The FCC conducted two auctions in 2000 awarding more than 3,800 licenses for spectrum in the 800 MHz band for SMR service. In 2000 and early 2001, the FCC auctioned 104 licenses in the 700 MHz guard band, in which licensees may lease spectrum to third parties on a for-profit basis for fixed or mobile communications. We cannot foresee how technological progress or economic incentives will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

     Further competition may come from spectrum in the 746 - 764 and 776 - 794 MHz bands, which became available as a result of the FCC's decision to reclaim for other use the spectrum previously allocated for television broadcast UHF channels 60 - 69. The upcoming auction of these licenses (designated as Auction #31 by the FCC) is scheduled to begin September 12, 2001.

GOVERNMENTAL REGULATION

     The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act") and the Telecommunications Act of 1996 (the "Telecommunications Act") (collectively the "Acts"), each as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

  Licensing of PCS Systems

     In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. At least six licenses are issued in each PCS service area. The FCC initially has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed PCS service. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The initial spectrum allocation included two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. Of these licenses, any qualified applicant was eligible to acquire a license in Blocks A, B, D or E, while Block C and F licenses were reserved for applicants, known as "Designated Entities," with gross revenues of less than $125 million in each of the last two years and total assets of less than $500 million as of the time of the application for the license. Subsequently, the Commission split the 30 MHz C Block licenses in some BTAs into two separate 15 MHz licenses, each still reserved for Designated Entities. More recently, the Commission reconfigured each 30 MHz C Block license auctioned in the recently concluded Auction No. 35 (and any C Block licenses to be auctioned in the future) into three separate 10 MHz C Block licenses. The Commission also removed the eligibility restriction, and therefore opened to all qualified applicants (whether Designated Entity or not), the following licenses auctioned in Auction No. 35 or subsequent auctions: all F Block licenses; two of the three 10 MHz C Block licenses in "Tier 1" markets (i.e., BTAs with populations equal to or greater than 2.5 million); and one of the three 10 MHz licenses in "Tier 2" markets (i.e., BTAs with populations of less than 2.5 million). Accordingly, these licenses are referred to as "open." All other C and F Block licenses remained "closed" (i.e., set aside for Designated Entities).

Licensees may further divide, or "disaggregate," licenses in any spectrum block spectrally into two or more separate licenses serving the same geographic territory, each on a portion of the initial bandwidth, thereby creating additional licenses. Licensees may also divide, or "partition," licenses along geographic lines, into two or more separate licenses serving a portion of the initial geographic territory, on the entire initial bandwidth, thereby also creating additional licenses. Partitioning can be combined with disaggregation. There is no limit on the number of disaggregations and/or partitions that may be made to a particular license. A PCS license has been or will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses, which number will increase based on the further division of licenses by the FCC and licensees themselves as described above.

     Under the FCC's current rules specifying spectrum ownership limits affecting broadband PCS licensees, no person or entity may hold an attributable interest in licenses for more than 45 MHz of PCS, cellular and SMR services regulated as Commercial Mobile Radio Services ("CMRS") where there is significant overlap in any geographic area (significant overlap will occur when at least 10% of the population of the PCS licensed service area is within the Cellular Geographic Service Area ("CGSA") and/or SMR service area, as defined by the FCC); however, the aggregation limit for licensees serving rural areas (defined as Cellular RSAs) is 55 MHz. For purposes of this spectrum limit, any controlling ownership interest shall be "attributable," as will any equity interest of 20% or more (however, 40% or more applies (1) if the ownership interest is held by a small business, (2) if the interest is held by an entity with a non-controlling interest in a PCS licensee that is a small business or
(3) if the interest is held by a passive institutional investor). Furthermore, the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. Currently, VoiceStream and its affiliates, for purposes of the spectrum cap rules, do not own any cellular, PCS or SMR spectrum that requires divestiture to come into compliance with the spectrum cap. The FCC has recently issued a Notice of Proposed Rulemaking seeking comment on whether the CMRS spectrum cap and related cellular cross-interest rule should be eliminated, modified or retained. In the event that the spectrum cap restrictions are not eliminated, then VoiceStream and/or its affiliates may be obligated to divest sufficient portions of some markets to come into compliance with the rules based on future market acquisitions.

     All PCS licenses are granted for a ten-year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (1) has provided substantial service during its past license term and (2) has substantially complied with applicable FCC rules and policies and the Acts. All 30 MHz PCS licensees, including VoiceStream, must construct facilities with a signal level sufficient to provide adequate service to at least one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. All 10 MHz and 15 MHz PCS licensees, including VoiceStream, must construct facilities with a signal level sufficient to provide adequate service to at least one-quarter of the population in their licensed service area within five years of their initial license grants, or make a showing of substantial service in their licensed service area within five years of their initial license grants. Parties to a license disaggregation or partition must apportion between themselves responsibilities for meeting any outstanding construction benchmarks pertaining to the affected license. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

     PCS systems are subject to certain Federal Aviation Administration regulations with respect to the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations will also apply to VoiceStream's activities. VoiceStream will use, among other facilities, common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

     We have purchased our PCS licenses from private parties and the federal government. We used a combination of debt and equity financing to acquire such licenses. Some joint ventures in which we hold an interest have utilized financing from the federal government to the extent available.

  Transfers and Assignments of PCS Licenses

     The Acts and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within three years of receiving a new license through a competitive bidding procedure to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by VoiceStream of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

     FCC rules restrict the voluntary assignments or transfers of control of closed C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the entrepreneur eligibility criteria for holding a closed C and F Block license at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the applicable eligibility criteria. The entrepreneur eligibility restrictions do not apply to the assignment or transfer of control of licenses won in open bidding. Furthermore, upon satisfaction of the first construction benchmark for a C or F Block license won in closed bidding, the licensee may assign or transfer control of the license to a non-designated entity. Any transfers or assignments during the entire ten year initial license term are subject to an unjust enrichment penalty of acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments during the first five years of the initial license term are subject to an unjust enrichment penalty of forfeiture of all or a portion of bidding credits, with the certain limited exceptions. In the case of the C and F Blocks, the FCC has authority to conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Acts or the FCC's rules could result in license revocations, forfeitures or fines.

     For a period of up to 10 years after the grant of a PCS license, subject to extension, a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year without lengthening the mandatory negotiation period for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum band will be responsible for their costs to relocate to alternate spectrum.

  Foreign Ownership

     Under the Communications Act, no more than 25% of a FCC licensee's capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent a FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, to implement the World Trade Basic Telecom Organization Agreement. Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing is only required for entities from countries that are not World Trade Organization members. Applicants from World Trade Organization Agreement signatories are presumed to offer competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny an application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules.

     The FCC granted VoiceStream in 2000, as a result of the VoiceStream/Omnipoint and other VoiceStream acquisitions, authorization to have up to 55.6% total indirect foreign ownership. Indirect foreign ownership of FCC licenses that VoiceStream controls is currently less than 55.6%. In contemplation of VoiceStream's acquisition by Deutsche Telekom, VoiceStream and Deutsche Telekom have requested that the FCC increase the level of permitted indirect foreign ownership in VoiceStream to 100%.

  Recent Industry Developments

     The FCC has established timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location, and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls, including those from callers with speech or hearing disabilities, without regard to validation procedures intended to identify and intercept calls from non-subscribers. Although all wireless carriers must be capable of transmitting 911 calls from individuals with speech or hearing disabilities, carriers utilizing digital systems have been unable technically to transmit calls from text type ("TTY") devices. In light of recent technological advances related to TTY/digital compatibility, digital wireless service providers must be capable of transmitting 911 TTY calls by June 30, 2002. The FCC's E911 requirements are divided into two phases, the first of which has already been implemented. Under Phase I of the E911 rules, a wireless carrier must deliver to an emergency dispatcher, also known as a Public Service Answering Point ("PSAP"), the telephone number of the wireless handset originating the 911 call, as well as the location of the cell site or base station receiving the 911 call. The FCC's rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services. Under Phase II of the FCC's E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. Two approaches are permitted. If a handset-based approach is selected, the PSAP must be able to identify the location of a 911 caller within 50 meters in 67% of all cases and within 150 meters for 95% of all calls. The carrier must begin selling and activating handsets with automatic location identification ("ALI") capability by October 1, 2001. By December 31, 2001, 25% of the CMRS carrier's new handset activations must be ALI-compatible. If the carrier selects a network-based approach, the PSAP must be able to identify the location of a 911 caller within 100 meters in 67% of all cases and within 300 meters for 95% of all calls. The carrier must provide ALI service to 50% of callers within six months of a request by a public safety answering point. State actions incompatible with the FCC rules are subject to preemption. In September 2000, the FCC granted VoiceStream a limited waiver of the accuracy standards described above. VoiceStream, by this waiver, is permitted to deploy a "hybrid" location solution, subject to the following conditions:

     - By October 1, 2001, VoiceStream must ensure that 50 percent of all new handsets activated are ALI-capable, and that ALI-capable handsets comply with an accuracy requirement of 100 meters for 67 percent of calls, 300 meters for 95 percent of calls.

     - By March 31, 2002, VoiceStream must ensure that 100 percent of all new handsets activated are ALI-capable.

     - VoiceStream must ensure that all new ALI-capable handsets activated on or after October 1, 2003 comply with an accuracy requirement of 50 meters for 67 percent of calls, 150 meters for 95 percent of calls.

     - By December 31, 2001, VoiceStream must implement a Network Safety Solution ("NSS") for calls from handsets that are not ALI-capable that provides location accuracy of 1000 meters for 67 percent of calls.

     - VoiceStream must report the result of all trials and tests, as well as actual operational deployment, of its ALI technology semi-annually beginning October 1, 2000, and continuing through October 1, 2003.

     Under these conditions, VoiceStream will have to comply with the network-based accuracy standard initially, and then with the more stringent handset standard within two years. In return, VoiceStream will deploy ALI-capable handsets faster than the timetables set forth by the FCC. Also by the end of 2001, VoiceStream anticipates it will be able to provide baseline location information for all callers on its network, regardless of whether they have an upgraded handset, that is substantially more accurate than Phase I information.

     FCC rules provide that a local exchange carrier ("LEC") must provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable. Moreover, the carriers must comply with principles of mutual compensation. LECs and CMRS providers must pay "reasonable compensation" to the other carrier for any terminating traffic that originates on their facilities. In 1996, the FCC released a lengthy and complex order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision was subject to petitions for reconsideration and judicial review, as described below, and its precise impact continues to be difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers are entitled to collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the United States Supreme Court agreed to review that Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that:

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

     The FCC adopted a new standard for determining which network elements the incumbents must unbundle. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required unbundled in its original order in 1996 (operator and directory assistance services are no longer required). Upon remand, the Eighth Circuit held that the Telecommunications Act foreclosed the cost methodology adopted by the FCC, which was based on the efficient replacement cost of existing technology. In January 2001, the United States Supreme Court granted certiorari to consider the Eighth Circuit's decision. Resolution of this issue is still pending.

     In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 2001, the FCC's universal service proposed contribution factor amounts to 6.7% of interstate and international telecommunications revenues for high cost, low income, schools, libraries and rural health care support mechanisms. Many states also are developing state universal service fund programs. A number of these states require contributions, which vary greatly from state to state, from CMRS carriers.

     The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization, which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. The FCC established November 24, 2002 as the deadline for CMRS carriers to implement service provider number portability.

     The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all PCS, cellular and wireline carriers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information service providers) providing indiscriminate telecommunications service to the public. Representatives of the PCS and cellular industries challenged the portion of the surveillance rules that require carriers to make the location of antenna towers used in wireless telephone calls, signaling information from custom calling features (such as call forwarding and call waiting), telephone numbers dialed after calls are connected, and data pertaining to digital "packet-mode" communications available to law enforcement agencies. In August 2000, the United States Court of Appeals for the District of Columbia vacated and remanded the provision regarding the customer features and dialed digits because the FCC failed to explain cogently why the regulation should be allowed. The court upheld the FCC's decision regarding the location of antennas as reasonable. On February 22, 2001, the FCC extended the deadline by which VoiceStream and its affiliates must comply with the CALEA requirements until March 31, 2001. On March 15, 2001, the FCC again extended this deadline until September 30, 2001.

     The FCC has initiated a rulemaking proceeding to consider whether "automatic" roaming rules should be adopted for CMRS carriers, and whether the FCC should sunset the current "manual" roaming requirement. Manual roaming, the most rudimentary form of roaming, requires that the subscriber take some additional action to establish a contractual relationship with a host carrier to carry a call that is placed outside the subscriber's home area. Many wireless carriers have already entered into voluntary automatic roaming agreements with other carriers so that a call made outside a subscriber's home area is not dropped. The FCC has not yet issued a decision in this proceeding.

     Media reports have suggested that some radio frequency emissions from wireless handsets may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers, and at least one class action lawsuit has been filed in the United States against wireless service providers and handset manufacturers relating to these issues. Concerns over radio frequency emissions may discourage the use of wireless handsets, which would adversely affect VoiceStream's business. Some governments may propose legislation mandating health warnings pending the outcome of research concerning the health and safety risks of wireless handsets.

     Negative findings of studies concerning health and safety risks of wireless handsets could have an adverse effect on the wireless industry, VoiceStream's business, or the use of GSM wireless technology and could lead to governmental regulations that may have an adverse effect on VoiceStream's business. In addition, several states in the United States have proposed or enacted legislation that would limit or prohibit the use and/or possession of a mobile telephone while driving an automobile. If such legislation is adopted and strictly enforced, it may have an adverse effect on VoiceStream's business.

     The rapid growth and penetration of wireless services has prompted the interest of state legislatures and state public utility commissions, generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, and other areas.

While the Acts generally preempt state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to petition the FCC to allow it to regulate the rates of CMRS providers. No state has petitioned the FCC, but such action by the states in the future cannot be precluded. Several states also have proposed or imposed consumer protection regulations on wireless carriers. At the local level, wireless facilities typically are subject to zoning and land use regulation, and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions which have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process. The FCC does not presently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for U.S. wireless operations. However, the FCC has the authority to regulate the rates, terms and conditions under which VoiceStream provides service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination.

     In August 2000, the FCC addressed the extent to which the Acts limit plaintiffs in class action lawsuits against CMRS carriers to recover damages and obtain other remedies based upon alleged violations of state consumer protection statutes and common law. The FCC determined that the Acts did not preempt state rate regulation as a matter of law, but that whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

EMPLOYEES AND LABOR RELATIONS

     Subsequent to our merger with VoiceStream, all Omnipoint employees became VoiceStream employees. Employees of VoiceStream provide services on our behalf. We record expenses related to these employees through an allocation of expenses from VoiceStream.

ITEM 2. PROPERTIES

     We operate 151 retail stores, all of which are leased.

     We operate 4,418 microwave cell and switching equipment sites. The majority of our sites are leased for an initial five year period, with options for renewal for up to five additional five year periods.

     VoiceStream maintains its corporate headquarters in three leased buildings in Bellevue, Washington occupying 408,000 combined square feet. Our principle executive office is located at VoiceStream's corporate headquarters. The leases expire between May 2005 and October 2012.

     We lease two customer service centers located in Bethlehem, PA and Fort Lauderdale, FL. VoiceStream maintains seven additional call centers. The call centers are integrated through a national call blending and routing strategy to service all customers of VoiceStream and its subsidiaries, including Omnipoint.

     We lease locations for the storage of maintenance and construction inventory, and for sales offices. Handset inventories are procured and distributed by VoiceStream.

ITEM 3. LEGAL PROCEEDINGS

     Except as referenced in the next sentence there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows. For discussion of certain legal proceedings relating to FCC license grants, see "Item 1. Business -- Governmental Regulation'

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Omnipoint has no outstanding common stock that is traded. All of our common stock is owned by VoiceStream.

     We have never paid or declared any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. Further, our various financing agreements prohibit us from paying dividends of any kind on the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for Omnipoint as of and for each of the five years in the period ended December 31, 2000. Financial data as of and for each of the five years in the period ended December 31, 2000, were derived from our audited consolidated financial statements and notes thereto. All the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The consolidated financial statements for the years ended prior to December 31, 2000 were audited by PricewaterhouseCoopers LLP.

                                                                         FISCAL YEAR
                                              -----------------------------------------------------------------
                                                2000(1)         1999          1998         1997         1996
                                              -----------   ------------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenues
    Subscriber revenues.....................  $   293,580   $    170,466   $  129,606   $   29,448   $      269
    Prepaid revenues........................      259,241        139,272        1,531           --           --
    Roamer revenues.........................       69,906         21,372           --        1,318           --
    Equipment revenues......................      136,733         59,825       26,616       11,611          262
    Affiliate and other revenues............       23,109          2,691        1,640        9,573           --
                                              -----------   ------------   ----------   ----------   ----------
         Total revenues.....................      782,569        393,626      159,393       51,950          531
                                              -----------   ------------   ----------   ----------   ----------
  Operating expenses
    Cost of service.........................      204,121        144,296      110,811       45,305        3,230
    Cost of equipment sales.................      265,275        167,459      100,074       61,895           --
    Cost of engineering.....................        5,139          4,822       19,632       24,075       34,975
    General and administrative..............      245,473        169,449      128,736       36,314       24,407
    Sales and marketing.....................      356,188        179,224      125,151       66,983       22,733
    Depreciation and amortization...........      312,193        198,806      129,043       52,644       15,587
    Stock-based compensation................        6,267          6,275        2,753        3,070           --
                                              -----------   ------------   ----------   ----------   ----------
         Total operating expenses...........    1,394,656        870,331      616,200      290,286      100,932
                                              -----------   ------------   ----------   ----------   ----------
  Operating loss............................     (612,087)      (476,705)    (456,807)    (238,336)    (100,401)
  Other income (expense)
    Interest and financing expense, net.....     (294,233)      (261,771)    (187,187)     (89,061)     (37,226)
    Equity in net losses of unconsolidated
      affiliates............................     (146,604)        (4,718)     (11,879)          --           --
    Interest income and other, net..........       31,474          7,278        3,206       12,978       10,697
    Gain on sale of subsidiary stock........           --         41,013           --           --           --
                                              -----------   ------------   ----------   ----------   ----------
Net loss before extraordinary item and
  income tax benefit........................   (1,021,450)      (694,903)    (652,667)    (314,419)    (126,930)
Income tax benefit..........................           --          8,250           --           --           --
                                              -----------   ------------   ----------   ----------   ----------
  Net loss before extraordinary item........   (1,021,450)      (686,653)    (652,667)    (314,419)    (126,930)
Extraordinary loss..........................           --             --      (11,115)      (6,591)          --
                                              -----------   ------------   ----------   ----------   ----------
  Net loss after extraordinary item.........   (1,021,450)      (686,653)    (663,782)    (321,010)    (126,930)
Accretion of 7% cumulative convertible
  preferred stock...........................      (20,604)       (20,918)     (13,946)          --           --
                                              -----------   ------------   ----------   ----------   ----------
  Net loss attributable to common
    shareholders............................  $(1,042,054)  $   (707,571)  $ (677,728)  $ (321,010)  $ (126,930)
                                              ===========   ============   ==========   ==========   ==========

                                                                         FISCAL YEAR
                                              -----------------------------------------------------------------
                                                2000(1)         1999          1998         1997         1996
                                              -----------   ------------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Current assets..............................  $   237,517   $    500,370   $  321,669   $  197,279   $  344,657
Property and equipment, net.................      747,234      1,089,572    1,013,225      579,050      186,851
Licensing costs and other intangible assets,
  net.......................................    4,697,245        731,082      711,823      995,187      751,965
Other assets................................      721,393          6,608       13,402        6,937      135,999
                                              -----------   ------------   ----------   ----------   ----------
         Total assets.......................  $ 6,403,389   $  2,327,632   $2,060,119   $1,778,453   $1,419,472
                                              ===========   ============   ==========   ==========   ==========
Current liabilities.........................  $ 1,059,057   $    415,958   $  362,969   $  289,444   $   98,342
Long-term debt..............................    2,134,867      2,870,496    2,283,170    1,670,915    1,187,356
Shareholders' equity........................    3,209,465       (958,822)    (586,020)    (181,906)     133,774
                                              -----------   ------------   ----------   ----------   ----------
         Total liabilities and shareholders'
           equity...........................  $ 6,403,389   $  2,327,632   $2,060,119   $1,778,453   $1,419,472
                                              ===========   ============   ==========   ==========   ==========
OTHER DATA:
Licensed population(1)......................   60,600,000    100,000,000   95,000,000   96,500,000   40,200,000
Covered population(2).......................   49,000,000     46,000,000   45,600,000   16,000,000           --
Subscribers.................................    1,506,100        935,000      370,000      139,800           --
Adjusted EBITDA(3)..........................  $  (299,894)  $   (271,623)  $ (325,011)  $ (182,622)  $  (84,814)
CASH FLOWS PROVIDED BY (USED IN):
Operating activities........................  $  (623,987)  $   (455,091)  $ (422,665)  $ (217,666)  $  (64,508)
Investing activities........................  $  (559,605)  $   (257,212)  $ (563,431)  $ (441,503)  $ (290,490)
Financing activities........................  $   954,218   $    855,128   $1,117,247   $  507,721   $  512,243

- ---------------
(1) After merging with VoiceStream, the cost bases of our assets and liabilities were adjusted to reflect the fair value adjustments based on the merger consideration. In addition, as a result of the merger, we transferred our C and F block FCC licenses, related assets and operations to unconsolidated affiliates.

(2) Represents population that is covered by our consolidated systems.

(3) Adjusted EBITDA represents operating loss before depreciation and amortization and non-cash stock-based compensation. Management believes Adjusted EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations and to fund our continuing growth. Adjusted EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in Adjusted EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with generally accepted accounting principles, referred to as GAAP, as an alternate to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Because Adjusted EBITDA is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with Omnipoint's consolidated financial statements and notes thereto and other financial information included herein. Due to the stage of development of our PCS operations and the significance of mergers and other transactions, our operating results for prior periods may not be indicative of future performance.

OVERVIEW

     We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. The following chronology highlights the key events during 2000:

     - On February 25, 2000, we merged with VoiceStream. Each outstanding Omnipoint common share was exchanged for 0.825 of a VoiceStream common share plus $8.00 in cash, and we became a subsidiary of VoiceStream. Also on February 25, 2000, immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles and Washington, DC. Additionally, immediately prior to the VoiceStream/Omnipoint merger, certain of our licenses, assets and operations were transferred to CIVS II and CIVS III, in which we hold a 49.9% minority interest.

     - On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom. Pursuant to the Deutsche Telekom merger agreement, which has been approved by the Boards of Directors of both companies and the shareholders of VoiceStream, each VoiceStream common shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement. In connection with the merger, Deutsche Telekom will assume all of VoiceStream's outstanding long-term debt, of which Omnipoint's long-term debt at December 31, 2000 totaled $2.2 billion. The merger is subject to regulatory approvals. The merger is expected to be completed in the first half of 2001.

     In connection with the VoiceStream/Omnipoint merger, the cost basis of Omnipoint's assets, liabilities and shareholders' equity have been adjusted, where necessary, to reflect the estimated fair market value of such assets and liabilities and the VoiceStream common shares and other consideration issued in the merger. As a result of this new cost basis in Omnipoint, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the twelve months ended December 31, 2000, are presented as two distinct periods in the accompanying consolidated financial statements and notes thereto, the period from January 1, 2000 to February 24, 2000, prior to the merger and the period from February 25, 2000, to December 31, 2000, following the merger. In the following discussion and analysis, references to results and activities for the twelve months ended December 31, 2000, combine the two periods and explanations have been provided where the merger-related accounting changes have materially affected the comparability of the periods.

     In addition to purchase price adjustments related to the merger, results prior to February 25, 2000 are not comparable with subsequent periods due to the transfer of Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations (primarily Philadelphia, Atlantic City and certain non-operating licenses) to CIVS II and CIVS III. Subsequent to February 24, 2000, these operations were accounted for using the equity method.

  Operating Markets

     The following operational markets, shown by the years they were initially launched, are currently owned and operated by us or by joint ventures in which we hold interests:

         1997                       1998                       1999
- -----------------------    -----------------------    -----------------------
Albany                     Boston                     Washington DC/Baltimore
Hartford                   Detroit
New Haven                  Indianapolis
New York                   Miami/Ft. Lauderdale
Philadelphia

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     We had approximately 1,506,100 customers at December 31, 2000, of which 794,500 were monthly subscribers and 711,600 were prepaid customers. As of December 31, 1999, we had approximately 935,000 customers, of which approximately 295,000 were monthly subscribers and approximately 640,000 were prepaid customers. As of December 31, 1998, we had approximately 370,000 customers which were principally prepaid customers.

REVENUES

     Service revenues, which include subscriber, prepaid and roamer revenues, were $622.7 million in 2000, as compared to revenues of $331.1 million in 1999, an increase of $291.6 million, or 88.1%. Service revenues increased by $200.0 million, or 152.5% in 1999 as compared to service revenues of $131.1 million in 1998. These increases were the result of the increases in our customer base during these periods.

     Equipment revenues were $136.7 million in 2000, as compared to revenues of $59.8 million in 1999, an increase of $76.9 million, or 128.6%. Equipment revenues increased by $33.2 million, or 124.8% in 1999, as compared to equipment revenues of $26.6 million in 1998. These increases are primarily attributable to increased handset sales.

     Affiliate and other revenues consist primarily of revenue earned as part of the technical services agreements and reciprocal resale agreements with CIVS II and CIVS III. These agreements allowed Omnipoint and these entities to utilize each other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements were structured such that each acted as a reseller for the other with related fees charged and paid between the parties. With the formation of CIVS II and CIVS III, the level of activity increased in 2000.

OPERATING EXPENSES

     Total cost of service was $204.1 million in 2000, as compared to $144.3 million in 1999, an increase of $59.8 million, or 41.5%. Cost of service increased by $33.5 million, or 30.2% in 1999, as compared to cost of service of $110.8 million in 1998. The increases are the result of additional costs associated with supporting a larger customer base.

     Cost of equipment sales was $265.3 million in 2000, as compared to $167.5 million in 1999, an increase of $97.8 million, or 58.4%. Cost of equipment sales increased by $67.4 million, or 67.3% in 1999, as compared to cost of equipment sales of $100.1 million for the year ended December 31, 1998. The increases in both periods are a result of increased handset sales.

     Sales and marketing costs were $356.2 million in 2000, as compared to $179.2 million in 1999, an increase of $177.0 million, or 98.7%. Sales and marketing costs increased by $54.1 million or 43.2% in 1999, as compared to sales and marketing costs of $125.2 million in 1998. The increases are the result of continued subscriber growth in our markets during 2000 and 1999. In 2000 a portion of the increases are due to the initial rollout of VoiceStream's brand name and the "Get More" marketing strategy in Omnipoint markets.

     General and administrative costs were $245.5 million in 2000, as compared to $169.4 million in 1999, an increase of $76.1 million, or 44.9%. General and administrative costs increased $40.7 million or 31.6% in 1999, as compared to general and administrative costs of $128.7 million in 1998. These increases are due to a combination of integration expenses related to the VoiceStream/Omnipoint merger and increased costs associated with supporting a larger customer base, offset in part by certain synergies related to the integration of Omnipoint's administrative functions with those of VoiceStream.

     Depreciation and amortization expenses were $312.2 million in 2000, as compared to $198.8 million in 1999, an increase of approximately $113.4 million, or 57.0%. This increase is due to the increase in intangibles, including goodwill, offset by a write-down to fair value of property and equipment, due to the purchase price allocation associated with the VoiceStream/Omnipoint merger. Depreciation and amortization expenses increased approximately $69.8 million, or 54.1% in 1999, as compared to depreciation and amortization expenses of $129.0 million in 1998. This increase is the result of network infrastructure equipment placed into service due to our continued expansion of coverage in our existing markets, as well as services launched in new markets.

OTHER EXPENSES AND INCOME

     Interest and financing expense was $294.2 million in 2000, as compared to $261.8 million in 1999, an increase of $32.5 million, or 12.4%. Interest expense increased by $74.6 million, or 39.8% in 1999, as compared to expense of $187.2 million in 1998. The increases are due to increasing levels of long-term debt to fund operating requirements and capital expenditures.

     Other income (expense) also includes equity in net losses of unconsolidated affiliates of $146.6 million, $4.8 million and $11.9 million in 2000, 1999 and 1998, respectively. The 2000 total includes our portion of CIVS II and CIVS III net losses. In 1999 we recorded $41.0 million in gains on sale of subsidiary stock which consisted primarily of a gain on the sale of OTI shares. There were no similar gains in 2000 or 1998.

NET LOSS

     Our net loss was $1.0 billion, $694.9 million and $652.7 million in 2000, 1999 and 1998, respectively. The year on year increase in 2000 was the result of incremental costs of customer growth together with the related expenditures necessary to support this growth. Interest and financing expense was also impacted by the increased borrowings necessary to fund capital expenditures and operating losses.

LIQUIDITY AND CAPITAL RESOURCES

  Mergers, Acquisitions, Investments and Capital Expenditures

     On February 25, 2000, we completed our merger with VoiceStream. Pursuant to the merger agreement, 0.825 of a VoiceStream common share plus $8.00 in cash were exchanged for each outstanding Omnipoint common share. Total consideration for the merger including liabilities assumed was $6.25 billion. In conjunction with the merger agreement signed on June 23, 1999, VoiceStream invested a total of $150 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred shares upon signing of the merger agreement, and the remaining $47.5 million was invested in Omnipoint preferred shares on October 1, 1999. A like investment was made by a Hutchison entity as part of a series of investments totaling $957 million as described below.

     We spent $426.4 million on capital expenditures in 2000, primarily for the continuing build-out of our wireless network. We expect reduced levels of expenditures in 2001, directly and through CIVS II and CIVS III. Actual capital expenditures could vary considerably from our estimates depending on opportunities that arise over the course of the year and what capital resources we have available to fund expenditures. At December 31, 2000, we had cash and short term investments on hand totaling $118.2 million. We intend to use these funds and additional amounts available for borrowing under our credit facility to meet our anticipated cash requirements.

  Financing Activities

     In connection with the completion of the VoiceStream/Omnipoint merger on February 25, 2000, Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company, made an investment of $957 million in VoiceStream for common and convertible preferred securities at a purchase price of $29 per share. A portion of this investment was made upon the signing of the merger agreement on June 23, 1999 when Hutchison invested $102.5 million in our preferred stock. An additional $47.5 million was invested in Omnipoint preferred stock in October 1999. Upon closing of the merger, the Omnipoint preferred stock was exchanged for VoiceStream common shares at a purchase price of $29 per common share.

     On February 25, 2000, immediately following the completion of the VoiceStream/Omnipoint merger, VoiceStream PCS Holding LLC and our subsidiary, Omnipoint Finance Holding LLC (the "Borrowers") entered into a credit facility with a consortium of lenders. Pursuant to the credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. Funds available under the facility may be borrowed by either of the Borrowers. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit. The term loan portion of the facility is comprised of a $900 million tranche and a $1 billion tranche. Immediately following the completion of the VoiceStream/ Omnipoint merger, we used the proceeds of draws on the credit facility to repay certain long-term debt of Omnipoint.

     The credit facility permits up to $1.5 billion of additional indebtedness, through a vendor facility of $1 billion and an incremental facility of up to $500 million. Total borrowing permitted under the credit facility including the additional indebtedness is $4.75 billion. The repayment of the facility is secured by, among other things, the grant of a security interest in certain assets of the Borrowers and certain of the Borrowers subsidiaries and in the capital stock of certain of the Borrowers subsidiaries.

     Borrowings under the revolving credit portion and the $900 million Tranche A term loan portion of the credit facility bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the credit facility. The availability of the revolving credit portion of the credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight with a final maturity on February 25, 2008. At December 31, 2000 $1.35 billion was available through the revolving credit portion of the credit facility. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the credit facility reduces with a final maturity on the eighth anniversary of the closing date.

     The $1 billion Tranche B term loan portion of the credit facility bears interest, at VoiceStream's option, at an annual rate of interest equal to either
(1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin is a fixed 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The $1 billion tranche is required to be amortized in the following amounts during the period commencing three years after the closing date: 1% in each of years four through nine and final maturity of the remaining balance on February 25, 2009.

     On April 28, 2000, the Borrowers received a commitment for the vendor facility that provides for up to $1.0 billion in senior credit facilities and requires VoiceStream to make certain equipment, software and services purchases. The facility became part of the credit facility and is subject to the same covenants and is entitled to the same collateral on a pari passu basis. In 2000, $750 million was drawn under this facility and an additional $250 million may be drawn under this facility through June 30, 2001. The vendor facility bears interest at the same rate as Tranche B of the term loan described above and is required to be amortized in the following percentage during the period commencing four years after the closing date: 1% in each of years five through nine with a final maturity of the remaining balance on June 30, 2009. The applicable margin on the additional $250 million of the vendor facility may be subject to adjustment at any time before disbursement of the funds.

     The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000, the Borrowers were in compliance with these affirmative and negative covenants.

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (dollars in millions):

          OMNIPOINT DEBT EXCHANGED
- --------------------------------------------
BALANCE  RATE        DESCRIPTION        DUE
- -------  ----   ---------------------   ----
$142.8     14%  Senior Notes            2003
$102.3   11 1/2% Senior Notes           2009
$200.0   11 5/8% Senior Notes           2006
$245.4   11 5/8% Series A Senior Notes  2006

     At December 31, 2000, following the completion of these exchanges, $4.6 million of the Omnipoint 11 5/8% Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The Omnipoint 11 1/2% Senior Notes accrue interest at an effective rate of 11.93%, payable semiannually and mature on September 15, 2009. The Omnipoint 11 5/8% Series A Senior Notes accrue interest at 11 5/8% payable semiannually and mature on August 9, 2006. The Senior Note indentures contain covenants, including financial covenants, and provide for certain events of default. As of December 31, 2000, we were in compliance with these covenants.

     The capital cost of completing the build-out in any particular market, funding operating losses, funding acquisitions of licenses or operating businesses or debt service costs could vary materially from current estimates and could require us to attempt to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements.

  Cash Flow Information

     Net cash used in operating activities was $624.0 million in 2000. Adjustments to the $1.0 billion net loss to reconcile to net cash used in operating activities included $312.2 million of depreciation and amortization expense and $146.6 million in equity in net losses of unconsolidated affiliates. Net cash used in operating activities was $445.1 million in 1999 and $422.7 million in 1998.

     Net cash used in investing activities was $559.6 million in 2000. Investing activities consisted primarily of fixed asset purchases of $426.4 million related to the expansion of our wireless network and $130.2 million of investments in and advances to unconsolidated affiliates. Net cash used in investing activities was $257.2 million in 1999 and $563.4 million in 1998. Capital expenditures were higher in 1998 due to the build-out of four new markets in that year.

     Net cash provided by financing activities was $954.2 million in 2000. Financing activities consist primarily of net proceeds of $2.4 billion related to borrowings under the credit facility of which $2.2 billion was used to refinance existing debt. Financing activities also included cash advances and capital contributions totalling $791.4 million from VoiceStream used to fund our operations. Net cash provided by financing activities was $855.1 million in 1999 and $1.1 billion in 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statements establish accounting and reporting standards requiring an entity to record all derivative instruments (including certain embedded derivatives) as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have adopted the provisions of these accounting standards as of January 1, 2001. Adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer to provide telecommunication services. Adoption of the guidance provided in this bulletin did not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our significant exposure to market risk is to interest rate fluctuations. Our discussion below provides information about our market sensitive financial instruments and constitute "forward looking statements" which involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements.

     VoiceStream manages its market risk exposure on a consolidated basis. VoiceStream's interest rate management objectives are to limit the effect of interest rate changes on earning and cash flows. To achieve this objective VoiceStream maintains a high percentage of fixed rate debt. VoiceStream generally manages its variable rate instruments through a combination of interest rate swap, cap and collar contracts. VoiceStream does not enter into derivative instrument transactions for trading or speculative purposes. Any realized benefits or costs of VoiceStream's interest rate contracts are allocated to its subsidiaries on a pro rata basis.

     Omnipoint's primary sensitivity to floating interest rates is in our debt instruments. Our long-term debt includes credit facilities with floating interest rates and Notes bearing fixed interest rates. We have approximately $139 million of fixed rate debt at a weighted average interest rate of 10.7% and $2.0 billion of floating interest debt at a weighted average rate of 9.5%. At December 31, 2000, before giving effect to any allocations from VoiceStream, a one percent increase in interest rates would cause approximately a $20.0 million increase in our annual interest expense.

     Omnipoint has 317,559 shares of 7% cumulative, convertible and redeemable preferred stock. The shares are redeemable at $1,040 per share and convertible at a ratio of one preferred share to 26.512 VoiceStream common shares. The value of the preferred stock at December 31, 2000 is $848.0 million and will fluctuate based on the price and volatility of VoiceStream's common shares.

     The table below presents principal cash flows and the related average interest rates by expected maturity dates for certain financial instruments sensitive to interest rate fluctuations that we held at December 31, 2000.

                                     YEARS ENDED DECEMBER 31
                       ----------------------------------------------------                                FAIR
                         2001       2002       2003       2004       2005     THEREAFTER     TOTAL        VALUE
                       --------   --------   --------   --------   --------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
LIABILITIES
Long-Term Debt --
  Fixed rate.........  $ 32,113   $     --   $     --   $     --   $     --   $  107,247   $  139,360   $  127,637
Avg. interest Rate...       8.0%        --         --         --         --         11.5%        N.A.         N.A.
Long-Term Debt --
  Floating rate......  $     --   $     --   $100,000   $145,000   $190,000   $1,595,000   $2,030,000   $2,030,000
Avg. interest Rate...        --         --        8.7%       8.7%       8.8%         9.0%        N.A.         N.A.

PREFERRED SECURITIES
Cumulative,
  convertible
  preferred stock....  $ 16,519   $     --   $     --   $     --   $     --   $       --   $   16,519   $   16,519
Average rate.........       7.0%      N.A.       N.A.       N.A.       N.A.         N.A.         N.A.         N.A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of Omnipoint's fiscal year. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of Omnipoint's fiscal year. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of Omnipoint's fiscal year. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial Statements and Financial Statement Schedules

     The financial statements and schedule listed in the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

     (2) Exhibits

     The following exhibits are filed as part of this Form 10-K.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
   3.1    Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to Omnipoint Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 (File No. 000-27442)).
   3.2    Amended and Restated Bylaws (incorporated herein by
          reference to Exhibit 3.2 of Omnipoint Corporation's
          Registration Statement on Form S-4 (File No. 333-19895),
          filed on January 16, 1997).
   4.1    Certificate of Designation establishing the Voting Powers,
          Designations, Preferences, Limitations, Restrictions, and
          Relative Rights of 7% Cumulative Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.3 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          March 31, 1998 (File No. 000-27442), filed on May 15, 1998).
   4.2    Indenture, by and between Omnipoint Corporation and HSBC
          Bank, as trustee, dated as of September 23, 1999
          (incorporated herein by reference to Exhibit 4.2 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          September 30, 1999 (File No. 001-14419), filed on November
          15, 1999).
   4.3    Certificate of Designation establishing the Designations,
          Powers, Preferences, Limitations, Restrictions, and Relative
          Rights of Series A Non-Voting Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.1 of
          Omnipoint Corporation's Current Report on Form 8-K (File No.
          001-14419), dated June 23, 1999).
  21      Subsidiaries of Omnipoint Corporation.

(B) Reports on Form 8-K

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             OMNIPOINT CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Public Accountants...................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-4
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-5
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Omnipoint Corporation:

     We have audited the accompanying consolidated balance sheet of Omnipoint Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnipoint Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington
February 7, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Omnipoint Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnipoint Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2000

                             OMNIPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              ----------    -----------
Current assets:
  Cash and cash equivalents.................................  $  118,183    $   347,557
  Accounts receivable, net of allowance for doubtful
     accounts of $28,073 and $14,798, respectively..........     102,538         66,590
  Inventory.................................................       7,244         39,144
  Prepaid expenses and other current assets.................       9,552         47,079
                                                              ----------    -----------
          Total current assets..............................     237,517        500,370
Property and equipment, net of accumulated depreciation of
  $90,009 and $316,560, respectively........................     747,234      1,089,572
Goodwill, net of accumulated amortization of $164,874 and
  $0, respectively..........................................   3,790,209             --
Licensing costs and other intangible assets, net of
  accumulated amortization of $18,698 and $72,885,
  respectively..............................................     907,036        731,082
Investments in and advances to unconsolidated affiliates....     699,681          6,608
Other assets and investments................................      21,712             --
                                                              ----------    -----------
                                                              $6,403,389    $ 2,327,632
                                                              ==========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   25,124    $    66,230
  Accrued liabilities.......................................     144,704        167,665
  Current portion of deferred revenue.......................      26,636         15,686
  Construction accounts payable.............................       8,724          1,821
  Payable to VoiceStream....................................     821,756             --
  Current portion of long-term debt.........................      32,113        164,556
                                                              ----------    -----------
          Total current liabilities.........................   1,059,057        415,958
Deferred revenue and other credits..........................          --          6,337
Long-term debt..............................................   2,134,867      2,864,159
Commitments and contingencies (Note 9)......................          --             --
Shareholders' equity:
  7% cumulative convertible preferred stock, par value
     $1,000 per share, 10,000,000 shares authorized, 317,669
     and 325,000 shares issued and outstanding,
     respectively...........................................     312,513        297,109
  Series A non-voting convertible preferred stock, par value
     $.01 per share, 12,500 shares authorized, issued and
     outstanding............................................     300,000        300,000
  Common stock and additional paid-in capital...............   3,493,837        315,920
  Deferred compensation and notes receivable................          --        (13,978)
  Accumulated other comprehensive loss......................     (16,738)            --
  Deficit...................................................    (880,147)    (1,857,873)
                                                              ----------    -----------
          Total shareholders' equity (deficit)..............   3,209,465       (958,822)
                                                              ----------    -----------
                                                              $6,403,389    $ 2,327,632
                                                              ==========    ===========

          See accompanying notes to consolidated financial statements.

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      FEBRUARY 25, 2000  |                        FOR THE YEARS ENDED
                                           THROUGH       |   JANUARY 1, 2000          DECEMBER 31,
                                        DECEMBER 31,     |       THROUGH         ----------------------
                                            2000         |  FEBRUARY 24, 2000      1999         1998
                                      -----------------  |  -----------------    ---------    ---------
                                                         |
Revenues:                                                |
  Subscriber revenues...............     $  251,122      |      $  42,458        $ 170,466    $ 129,606
  Prepaid revenues..................        214,460      |         44,781          139,272        1,531
  Roamer revenues...................         60,277      |          9,629           21,372           --
  Equipment sales...................        124,704      |         12,029           59,825       26,616
  Affiliate and other revenues......         22,863      |            246            2,691        1,640
                                         ----------      |      ---------        ---------    ---------
          Total revenues............        673,426      |        109,143          393,626      159,393
                                         ----------      |      ---------        ---------    ---------
Operating expenses:                                      |
  Cost of service...................        173,055      |         31,066          144,296      110,811
  Cost of equipment sales...........        232,763      |         32,512          167,459      100,074
  Cost of engineering, research and                      |
     development....................          2,873      |          2,266            4,822       19,632
  General and administrative........        194,373      |         51,100          169,449      128,736
  Sales and marketing...............        317,905      |         38,283          179,224      125,151
  Depreciation and amortization.....        273,590      |         38,603          198,806      129,043
  Stock-based compensation..........          6,267      |             --            6,275        2,753
                                         ----------      |      ---------        ---------    ---------
          Total operating                                |
            expenses................      1,200,826      |        193,830          870,331      616,200
                                         ----------      |      ---------        ---------    ---------
Operating loss......................       (527,400)     |        (84,687)        (476,705)    (456,807)
                                         ----------      |      ---------        ---------    ---------
Other income (expense):                                  |
  Interest and financing expense (to                     |
     VoiceStream -- $15.9 million in                     |
     2000)..........................       (235,812)     |        (58,421)        (261,771)    (187,187)
  Equity in net losses of                                |
     unconsolidated affiliates......       (146,604)     |            --           (4,718)     (11,879)
  Gain on sale of subsidiary                             |
     stock..........................             --      |            --           41,013           --
  Interest income and other, net....         29,669      |         1,805            7,278        3,206
                                         ----------      |     ---------        ---------    ---------
          Total other income                             |
            (expense)...............       (352,747)     |       (56,616)        (218,198)    (195,860)
                                         ----------      |     ---------        ---------    ---------
Net loss before extraordinary item                       |
  and income tax benefit............       (880,147)     |      (141,303)        (694,903)    (652,667)
  Income tax benefit................             --      |            --            8,250           --
                                         ----------      |     ---------        ---------    ---------
Net loss before extraordinary                            |
  item..............................       (880,147)     |      (141,303)        (686,653)    (652,667)
  Extraordinary loss on return of C                      |
     Block licenses, net of tax.....             --      |            --               --      (11,115)
                                         ----------      |     ---------        ---------    ---------
Net loss after extraordinary item...       (880,147)     |      (141,303)        (686,653)    (663,782)
  Accretion of 7% cumulative                             |
     convertible preferred stock....        (17,117)     |        (3,487)         (20,918)     (13,946)
                                         ----------      |     ---------        ---------    ---------
Net loss attributable to common                          |
  shareholders......................     $ (897,264)     |     $(144,790)       $(707,571)   $(677,728)
                                         ==========      |     =========        =========    =========

          See accompanying notes to consolidated financial statements.

                             OMNIPOINT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                          SERIES A
                                                                               7%           NON-
                                                              PAR VALUE    CUMULATIVE      VOTING        DEFERRED      ACCUMULATED
                                                                 AND       CONVERTIBLE   CONVERTIBLE   COMPENSATION       OTHER
                                                  COMMON       PAID-IN      PREFERRED     PREFERRED     AND NOTES     COMPREHENSIVE
                                                   STOCK       CAPITAL        STOCK         STOCK       RECEIVABLE        LOSS
                                                -----------   ----------   -----------   -----------   ------------   -------------
Balance, January 1, 1998......................   52,270,879   $  334,754    $     --      $      --      $ (9,222)      $     --
 Exercise of stock options....................      485,413        1,481          --             --            --             --
 Sale of common stock under employee stock
   purchase plan..............................       87,522        1,197          --             --            --             --
 Issuance of options in the form of advanced
   compensation...............................           --        1,828          --             --        (1,828)            --
 Issuance of common stock for employee 401(k)
   matching...................................       25,792          660          --             --            --             --
 Issuance of common stock for prepaid interest
   on investor notes..........................      212,754        1,875          --             --            --             --
 Issuance of convertible preferred stock......           --      (10,024)    262,245             --            --             --
 Accretion of convertible preferred stock.....           --      (13,946)     13,946             --            --             --
 Vesting of deferred compensation.............           --           --          --             --         2,403             --
 Cancellation of deferred compensation........           --       (1,494)         --             --         1,450             --
 Interest on employee notes receivable........           --           --          --             --          (144)            --
 Return on restricted stock...................           --          (38)         --             --            38             --
 Forgiveness of employee notes receivable.....           --           --          --             --            19             --
 Net loss.....................................           --           --          --             --            --             --
                                                -----------   ----------    --------      ---------      --------       --------
Balance, December 31, 1998....................   53,082,360      316,293     276,191             --        (7,284)            --
 Exercise of stock options....................    1,052,410       11,832          --             --            --             --
 Sale of common stock under employee stock
   purchase plan..............................      237,069          869          --             --            --             --
 Issuance of options in the form of advanced
   compensation...............................           --       12,233          --             --       (12,233)            --
 Issuance of common stock for employee 401(k)
   matching...................................      129,897        1,911          --             --            --             --
 Exercise of stock warrants...................      738,050           --          --             --            --             --
 Issuance of convertible preferred stock......           --       (3,994)         --        300,000            --             --
 Accretion of convertible preferred stock.....           --      (20,918)     20,918             --            --             --
 Vesting of deferred compensation.............           --           --          --             --         3,519             --
 Cancellation of unearned compensation........           --       (2,306)         --             --         2,162             --
 Interest on employee notes receivable........           --           --          --             --          (142)            --
 Net loss.....................................           --           --          --             --            --             --
                                                -----------   ----------    --------      ---------      --------       --------
Balance, December 31, 1999....................   55,239,786      315,920     297,109        300,000       (13,978)            --
 Exercise of stock options....................      338,158        2,406          --             --          (126)            --
 Sale of common stock under employee stock
   purchase plan..............................       56,050        1,193          --             --            --             --
 Exercise of stock warrants...................      591,153           --          --             --            --             --
 Accretion of convertible preferred stock.....           --       (3,487)      3,487             --            --             --
 Vesting of deferred compensation.............           --           --          --             --           511             --
 Forgiveness of employee notes receivable.....           --          (20)         --             --            (2)            --
 East/West acquisition........................    1,689,965      123,908          --             --            --             --
 Net loss through February 24, 2000...........           --           --          --             --            --             --
                                                -----------   ----------    --------      ---------      --------       --------
Balance, February 25, 2000....................   57,915,112      439,920     300,596        300,000       (13,595)            --
 Elimination of historical equity.............  (57,915,112)    (439,920)         --             --        13,595             --
 Omnipoint acquisition........................   65,000,000    2,729,669          --             --            --             --
 Capital contributions from VoiceStream.......           --      748,072          --             --            --             --
 Exchange of preferred stock..................           --        5,200      (5,200)            --            --             --
 Accretion of 7% convertible preferred
   stock......................................           --      (17,117)     17,117             --            --             --
 Exchange rights granted......................           --       28,013          --             --            --             --
 Net unrealized loss on investment
   securities.................................           --           --          --             --            --        (16,738)
 Net loss from February 25, 2000..............           --           --          --             --            --             --
                                                -----------   ----------    --------      ---------      --------       --------
Balance, December 31, 2000....................   65,000,000   $3,493,837    $312,513      $ 300,000      $     --       $(16,738)
                                                ===========   ==========    ========      =========      ========       ========


                                                  DEFICIT       TOTAL
                                                -----------   ----------
Balance, January 1, 1998......................  $  (507,438)  $ (181,906)
 Exercise of stock options....................           --        1,481
 Sale of common stock under employee stock
   purchase plan..............................           --        1,197
 Issuance of options in the form of advanced
   compensation...............................           --           --
 Issuance of common stock for employee 401(k)
   matching...................................           --          660
 Issuance of common stock for prepaid interest
   on investor notes..........................           --        1,875
 Issuance of convertible preferred stock......           --      252,221
 Accretion of convertible preferred stock.....           --           --
 Vesting of deferred compensation.............           --        2,403
 Cancellation of deferred compensation........           --          (44)
 Interest on employee notes receivable........           --         (144)
 Return on restricted stock...................           --           --
 Forgiveness of employee notes receivable.....           --           19
 Net loss.....................................     (663,782)    (663,782)
                                                -----------   ----------
Balance, December 31, 1998....................   (1,171,220)    (586,020)
 Exercise of stock options....................           --       11,832
 Sale of common stock under employee stock
   purchase plan..............................           --          869
 Issuance of options in the form of advanced
   compensation...............................           --           --
 Issuance of common stock for employee 401(k)
   matching...................................           --        1,911
 Exercise of stock warrants...................           --           --
 Issuance of convertible preferred stock......           --      296,006
 Accretion of convertible preferred stock.....           --           --
 Vesting of deferred compensation.............           --        3,519
 Cancellation of unearned compensation........           --         (144)
 Interest on employee notes receivable........           --         (142)
 Net loss.....................................     (686,653)    (686,653)
                                                -----------   ----------
Balance, December 31, 1999....................   (1,857,873)    (958,822)
 Exercise of stock options....................           --        2,280
 Sale of common stock under employee stock
   purchase plan..............................           --        1,193
 Exercise of stock warrants...................           --           --
 Accretion of convertible preferred stock.....           --           --
 Vesting of deferred compensation.............           --          511
 Forgiveness of employee notes receivable.....           --          (22)
 East/West acquisition........................           --      123,908
 Net loss through February 24, 2000...........     (141,303)    (141,303)
                                                -----------   ----------
Balance, February 25, 2000....................   (1,999,176)    (972,255)
 Elimination of historical equity.............    1,999,176    1,572,851
 Omnipoint acquisition........................           --    2,729,669
 Capital contributions from VoiceStream.......           --      748,072
 Exchange of preferred stock..................           --           --
 Accretion of 7% convertible preferred
   stock......................................           --           --
 Exchange rights granted......................           --       28,013
 Net unrealized loss on investment
   securities.................................           --      (16,738)
 Net loss from February 25, 2000..............     (880,147)    (880,147)
                                                -----------   ----------
Balance, December 31, 2000....................  $  (880,147)  $3,209,465
                                                ===========   ==========

          See accompanying notes to consolidated financial statements.

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                             FEBRUARY 25, 2000  |                       FOR THE YEAR ENDED
                                                  THROUGH       |   JANUARY 1, 2000        DECEMBER 31,
                                               DECEMBER 31,     |       THROUGH        ---------------------
                                                   2000         |  FEBRUARY 24, 2000     1999        1998
                                             -----------------  |  -----------------   ---------   ---------
                                                                |
Operating activities:                                           |
  Net loss.................................     $  (880,147)    |      $(141,303)      $(686,653)  $(663,782)
  Extraordinary item.......................              --     |             --              --      11,115
  Adjustments to reconcile net loss to net                      |
     cash used in operating activities:                         |
     Gain on sale of subsidiary stock......              --     |             --         (41,013)         --
     Depreciation and amortization.........         273,590     |         38,603         198,806     129,043
     Amortization of debt discount and                          |
       premium.............................            (163)    |             --              --          --
     Payment in kind interest on financing                      |
       agreements..........................              --     |             --          31,718      14,084
     Equity in net losses of unconsolidated                     |
       affiliates..........................         146,604     |             --           4,718      11,879
     Bad debt expense......................          31,636     |          4,103          31,706      33,230
     Purchases (sales) of trading                               |
       securities, net.....................              --     |             --          43,571     (28,562)
     Other, net............................          10,453     |            386          13,827      23,106
     Changes in operating assets and                            |
       liabilities, net of effects from                         |
       consolidating acquired interests:                        |
       Accounts receivable.................         (92,914)    |        (19,053)        (60,255)    (55,448)
       Inventory...........................          11,446     |          2,390          (9,415)     10,233
       Prepaid expenses and other current                       |
          assets...........................          13,080     |          5,684              49     (17,242)
       Accounts payable and accrued                             |
          liabilities......................          67,513     |        (95,895)         27,850     109,679
                                                -----------     |      ---------       ---------   ---------
     Net cash used in operating                                 |
       activities..........................        (418,902)    |       (205,085)       (445,091)   (422,665)
                                                -----------     |      ---------       ---------   ---------
Investing activities:                                           |
  Purchases of property and equipment,                          |
     net...................................        (386,022)    |        (40,341)       (293,272)   (623,255)
  Proceeds from sale of subsidiaries'                           |
     stock, net............................              --     |             --          52,133      52,314
  Investments in and advances to                                |
     unconsolidated affiliates.............        (128,884)    |         (1,291)         (2,440)      7,333
  Other....................................          (3,067)    |             --         (13,633)        177
                                                -----------     |      ---------       ---------   ---------
     Net cash used in investing                                 |
       activities..........................        (517,973)    |        (41,632)       (257,212)   (563,431)
                                                -----------     |      ---------       ---------   ---------
Financing activities:                                           |
  Net proceeds from issuance of common and                      |
     preferred stock.......................              --     |          3,599         310,615     257,433
  Long-term debt borrowings................       2,360,000     |         10,917         674,581     980,102
  Long-term debt repayments................      (2,169,715)    |        (41,812)       (127,128)    (99,636)
  Deferred financing costs.................            (177)    |             --          (2,940)    (20,652)
  Capital contributions from VoiceStream...         272,200     |             --              --          --
  Net advances from VoiceStream............         519,206     |             --              --          --
                                                -----------     |      ---------       ---------   ---------
     Net cash provided by (used in)                             |
       financing activities................         981,514     |        (27,296)        855,128   1,117,247
                                                -----------     |      ---------       ---------   ---------
Change in cash and cash equivalents........          44,639     |       (274,013)        152,825     131,151
Cash and cash equivalents, beginning of                         |
  period...................................          73,544     |        347,557         194,732      63,581
                                                -----------     |      ---------       ---------   ---------
Cash and cash equivalents, end of period...     $   118,183     |      $  73,544       $ 347,557   $ 194,732
                                                ===========     |      =========       =========   =========

          See accompanying notes to consolidated financial statements.

                             OMNIPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION

     Omnipoint Corporation ("Omnipoint," "we," "our" and "us"), directly and through joint venture entities in which we hold non-controlling interests, provides personal communication services ("PCS") using the Global System for Mobile Communications ("GSM") technology in urban markets in the United States including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL and Indianapolis, IN. On February 25, 2000, Omnipoint completed a merger with VoiceStream Wireless Corporation ("VoiceStream") and is now a subsidiary of VoiceStream. References to "VoiceStream" refer to VoiceStream and its subsidiaries including Omnipoint, unless the context requires otherwise. VoiceStream also provides PCS services in urban markets in the United States using GSM. Also on February 25, 2000, prior to its merger with VoiceStream, Omnipoint completed its acquisition of East/West Communications, Inc. ("East/West") by issuing 1.7 million shares of Omnipoint's common stock.

     On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider ("Deutsche Telekom"). Pursuant to the Deutsche Telekom merger agreement, which was approved by the Boards of Directors of both companies and the shareholders of VoiceStream, each VoiceStream shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, or either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement and to certain adjustments necessary to qualify the merger as a tax-free reorganization. In connection with the merger, Deutsche Telekom will assume all outstanding VoiceStream debt, including Omnipoint's which at December 31, 2000 totaled $2.2 billion. The merger is subject to regulatory approvals and is expected to be completed in the first half of 2001.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

  Principles of consolidation

     The consolidated financial statements include the accounts of Omnipoint and its majority or wholly-owned subsidiaries. All affiliate investments in which we have between a 20% and 50% interest or over which we exercise significant influence are accounted for using the equity method. For certain equity investments, where previous losses have reduced our investment to zero, we will record further losses to the extent that we have committed to fund them. Investments in which we own less than 20% and do not exercise significant influence are carried at cost. All significant intercompany accounts and transactions have been eliminated.

  Basis of Presentation

     In connection with VoiceStream's purchase of Omnipoint, Omnipoint's assets, liabilities and shareholders' equity have been adjusted to a new basis to reflect VoiceStream's basis in our assets and our liabilities based on the fair values of such assets or liabilities. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the year ended December 31, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger, and the period from February 25, 2000 to December 31, 2000, following the merger.

  Cash and cash equivalents

     Cash and cash equivalents are stated at cost, which approximates market. We include highly liquid interest-earning investments purchased with an original maturity at time of purchase of three months or less as cash equivalents.

                             OMNIPOINT CORPORATION

  Capitalized Interest

     Our PCS licenses and wireless communications systems represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Our policy is to capitalize interest in new markets during the build-out phase until service is initiated for customers. We capitalized interest of $0.1 million in 2000, $0.4 million in 1999 and $10.3 million in 1998.

  Intangible assets and amortization

     Goodwill arises primarily from the new basis established upon completion of the merger. It represents the consideration VoiceStream paid in excess of the fair value of Omnipoint's assets acquired in the VoiceStream/ Omnipoint merger (see Note 3) and is being amortized over a useful life of 20 years. Licensing costs are amortized over a useful life of 40 years.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," we periodically evaluate whether there has been any indication of impairment of our long-lived assets, including licensing costs and other intangibles. As of December 31, 2000, there have been no indications of such impairment.

  Property and equipment and depreciation

     Property and equipment are stated at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets which primarily range from three to forty years.

  Inventory

     Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on an average cost basis where market is determined to be replacement cost.

  Revenue recognition

     Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets, are recognized upon delivery. Prepaid coupon sales are deferred until service is provided.

  Income taxes

     Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Subsequent to the date of the merger, our results of operations are included in VoiceStream's consolidated tax return, however we record our deferred tax assets and liabilities as though we are a stand-alone entity.

  Advertising expense

     We expense costs of advertising as incurred. Advertising expense was $67.6 million, $58.4 million and $44.2 million in 2000, 1999 and 1998, respectively.

  Loss per common share

     We do not present loss per share information as all of our common stock is owned by VoiceStream.

                             OMNIPOINT CORPORATION

  Fair value of financial instruments

     The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar terms and maturities.

     At December 31, 2000 and 1999, the fair values of cash, cash equivalents, accounts receivable and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a carrying value materially different from their carrying value based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

                                                            DECEMBER 31,
                                          -------------------------------------------------
                                                   2000                      1999
                                          -----------------------   -----------------------
                                           CARRYING                  CARRYING
                                            AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          ----------   ----------   ----------   ----------
Long-term debt, including current
  portion...............................  $2,166,980   $2,157,367   $3,028,715   $3,121,076
Payable to VoiceStream..................  $  821,756   $  821,756   $       --   $       --
7% convertible preferred stock..........  $  312,513   $  848,000   $  297,109   $  297,109

  Supplemental cash flow disclosure

     Cash paid for interest (net of any amounts capitalized) was $202.0 million, $189.2 million, and $89.0 million in 2000, 1999 and 1998, respectively. Non-cash investing and financing activities, other than those discussed in Note 3, were as follows (dollars in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   ------   --------
Omnipoint debt exchanges replaced with advances from
  VoiceStream............................................  $216,122   $   --   $     --
Non-cash contributions from VoiceStream for debt
  exchanges..............................................  $475,873   $   --   $     --
Conversion of convertible preferred stock................  $  5,200   $   --   $     --
Proceeds from financing agreement used to pay origination
  fee....................................................  $     --   $7,880   $  1,500
Capital assets purchased through accounts payable........  $     --   $5,526   $ 41,206
Return of C Block licenses...............................  $     --   $   --   $296,017
Disaggregation and amnesty of C Block license
  obligations............................................  $     --   $   --   $242,318
Refinancing of interim credit facility...................  $     --   $7,500   $350,000
Payment of interest with shares of common stock..........  $     --   $1,875   $  1,875

  Estimates used in financial statements

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we have made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for doubtful accounts, unbilled revenue accruals, depreciation and amortization of long lived assets and the deferred tax asset valuation allowance. Actual results could differ from those estimates.

                             OMNIPOINT CORPORATION

  Comprehensive income

     We follow SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires companies to report a new, additional measure of income on the statement of operations or on the statement of shareholders' equity, that shows the new measure of income. Comprehensive income includes unrealized loss on equity securities that have been previously excluded from net income and reflected instead in equity.

  Segment Reporting

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information. We operate solely in one material segment, wireless communication services. As of December 31, 2000, and 1999, all our assets are located in the United States. We have had no significant sales to international customers.

  Recently issued accounting standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards requiring an entity to record all derivative instruments (including certain embedded derivatives) as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001. Adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements." This bulletin is effective for the quarter ended December 31, 2000, with retroactive adoption to January 1, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for non-refundable fees, such as activation fees collected by a company upon entering into a contractual arrangement with a customer to provide telecommunications services. Adoption of the guidance provided in this bulletin did not have a material impact on our financial statements.

  Reclassifications

     Certain of the comparative figures in the 1999 and 1998 financial statements have been reclassified to conform to the current period presentation.

3. MERGERS AND ACQUISITIONS

     On February 25, 2000, we completed the VoiceStream/Omnipoint merger. The merger was accounted for by VoiceStream using the purchase method. The cost bases of Omnipoint's assets and liabilities were adjusted to reflect fair value adjustments arising from VoiceStream's purchase accounting. Pursuant to the merger agreement, VoiceStream exchanged 0.825 of a share of VoiceStream common stock plus $8.00 in cash for each outstanding Omnipoint common share. Total consideration paid for the merger, including liabilities assumed, was $6.2 billion. In conjunction with the merger agreement signed on June 23, 1999, VoiceStream invested a total of $150.0 million in Omnipoint, of which $102.5 million was invested in Omnipoint preferred

                             OMNIPOINT CORPORATION
stock upon signing of the merger agreement in June 1999. The remaining $47.5 million was invested in Omnipoint preferred stock on October 1, 1999.

     In connection with the VoiceStream/Omnipoint merger completed on February 25, 2000, Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company, made investments totaling $150 million in Omnipoint for convertible preferred securities. Upon signing the merger agreement on June 23, 1999, Hutchison invested $102.5 million in Omnipoint preferred stock. Hutchison invested an additional $47.5 million in Omnipoint preferred stock in October 1999. Hutchison's preferred stock investment was subsequently converted to VoiceStream common shares.

     In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F block licenses for the initial five year period following award of the licenses. After merging with VoiceStream we ceased to qualify as a Designated Entity. Immediately prior to our merger with VoiceStream, the C and F Block licenses we owned, assets and liabilities associated with these licenses and operations were transferred to Cook Inlet/VS GSM II PCS, LLC ("CIVS II") and Cook Inlet/VS GSM III PCS, LLC ("CIVS III"), which, at the date of the transfer, were controlled by affiliates of Cook Inlet Region, Inc. ("CIRI"), and qualified as Designated Entities. Omnipoint provides certain funding to CIVS II and CIVS III through loans evidenced by promissory notes which bear interest at 15% and are due 180 days after the date of issuance. CIVS II operates the Philadelphia, PA, Atlantic City, NJ and Dover, DE markets. All other PCS licenses held by CIVS II and CIVS III are not operating. Our customers are able to obtain service in the CIVS II and CIVS III territories through reseller and other contractual arrangements with VoiceStream, and its affiliates.

     On entering into each of the ventures described above, the affiliates of CIRI were granted exchange rights entitling them to certain rights, but no obligation, to exchange their ownership interests for VoiceStream common shares. The rights were conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules. The initial fair value of these exchange rights is included in our investments in these entities and then amortized over the remaining FCC restricted holding periods for the respective licenses. On December 14, 2000, the affiliates of CIRI exercised their exchange rights and VoiceStream acquired CIRI's 50.1% interest in CIVS II and CIVS III. We hold a 49.9% ownership interest in CIVS II and CIVS III and we use the equity method to account for these investments.

     As a result of the new basis for Omnipoint's assets and liabilities described above and the reorganization of Omnipoint, where Omnipoint contributed its C and F Block licenses and related assets to CIVS II and

                             OMNIPOINT CORPORATION

CIVS III (see Note 6), we recorded certain non-cash adjustments including the following (dollars in thousands):

Contribution of net assets to joint ventures................  $   264,900
Working capital.............................................  $   (60,200)
Property, plant and equipment...............................  $  (369,600)
Licenses and other intangibles (excluding goodwill).........  $   541,400
Long-term liabilities.......................................  $   (35,300)
Other assets................................................  $       700
Goodwill....................................................  $ 3,955,100
Exchange rights.............................................  $    28,000
Common stock and additional paid in capital.................  $ 2,289,700
Deficit.....................................................  $(1,999,000)

     The above adjustments reflect the final purchase price adjustments made to our assets and liabilities as a result of the VoiceStream/Omnipoint merger. The adjustment to working capital includes adjustments for assets determined to be uncollectable, inventory obsolescence and liabilities incurred prior to the merger date.

     Unaudited pro forma operating results, assuming the VoiceStream/Omnipoint merger occurred on January 1 of each of the respective years are as follows (dollars in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
Total revenues.....................................  $   768,000     $ 342,000
Net loss...........................................  $(1,043,000)    $(928,000)

     Immediately prior to the merger with VoiceStream, we acquired East/West which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles, CA and Washington, DC. This business combination was accounted for using the purchase method and the resulting impact on our operations was immaterial.

     On June 27, 2000, we sold a wholly owned subsidiary, Omnipoint Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and Omnipoint did not recognize any gain or loss on the transaction. The Xircom shares received are included in other assets at their fair value of $18.6 million at December 31, 2000. The operations of OTI were immaterial to the consolidated operations of Omnipoint.

 4. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                         ----------------------
                                         USEFUL LIVES      2000         1999
                                         ------------    --------    ----------
                                                         (DOLLARS IN THOUSANDS)
Land, buildings and improvements.......  5 - 40 years    $ 19,523    $   30,444
Wireless communications systems........  5 - 10 years     508,588     1,182,420
Furniture and equipment................  3 -  5 years      46,253        90,022
                                                         --------    ----------
                                                          574,364     1,302,886
Accumulated depreciation...............                   (90,009)     (316,560)
                                                         --------    ----------
                                                          484,355       986,326
Construction in progress...............                   262,879       103,246
                                                         --------    ----------
                                                         $747,234    $1,089,572
                                                         ========    ==========

     Depreciation expense was $120.1 million in 2000, $179.1 million in 1999, and $108.8 million in 1998.

                             OMNIPOINT CORPORATION

 5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                  USEFUL LIVES      2000         1999
                                                  ------------    ---------    ---------
                                                                  (DOLLARS IN THOUSANDS)
License costs...................................      40 years    $925,734     $735,274
Other intangible assets.........................  3 - 40 years          --       68,693
                                                                  --------     --------
                                                                   925,734      803,967
Accumulated amortization........................                   (18,698)     (72,885)
                                                                  --------     --------
                                                                  $907,036     $731,082
                                                                  ========     ========

     Amortization expense was $22.2 million in 2000, $19.7 million in 1999 and $20.2 million in 1998.

 6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                                                                DECEMBER 31,
                                                           ----------------------
                                                              2000         1999
                                                           ----------    --------
                                                           (DOLLARS IN THOUSANDS)
CIVS II..................................................   $647,390      $   --
CIVS III.................................................     54,896          --
Other, due from (to) unconsolidated affiliate............     (2,605)      6,608
                                                            --------      ------
                                                            $699,681      $6,608
                                                            ========      ======

 7. ACCRUED LIABILITIES

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Accrued payroll and benefits...........................  $ 64,764     $ 33,953
Accrued interest payable...............................    38,147       39,056
Accrued property taxes and other taxes.................    21,312        8,404
Other..................................................    20,481       86,252
                                                         --------     --------
                                                         $144,704     $167,665
                                                         ========     ========

                             OMNIPOINT CORPORATION

 8. LONG-TERM DEBT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Credit facilities:
  Term loan.........................................  $1,900,000    $       --
  Vendor facility...................................     130,000            --
Senior Notes:
  11 5/8% Senior Notes and Series A Senior Notes,
     due in 2006....................................       4,582       450,000
  14% Senior Notes, due in 2003.....................          --       142,800
  11 1/2% Senior Notes, due in 2009.................     102,665       205,000
  12% Institutional Notes, due in 2000..............          --        25,000
Vendor financing agreement..........................          --     1,870,902
FCC license obligations.............................      32,113       334,971
                                                      ----------    ----------
                                                       2,169,360     3,028,673
Unamortized discount and premium, net...............      (2,380)           42
Current portion of long-term debt...................     (32,113)     (164,556)
                                                      ----------    ----------
                                                      $2,134,867    $2,864,159
                                                      ==========    ==========

  Credit Facilities

     On February 25, 2000, immediately following the completion of the VoiceStream/Omnipoint merger, VoiceStream PCS Holding LLC and our subsidiary, Omnipoint Finance Holding LLC (the "Borrowers"), entered into a credit facility with a consortium of lenders. Pursuant to the credit facility, the lenders have made available revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. Funds available under the facility may be borrowed by either of the Borrowers. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit. The term loan portion of the facility is comprised of a $900 million tranche and a $1 billion tranche. In addition, the credit facility permits up to $1.5 billion of additional indebtedness through a vendor facility of $1.0 billion and an incremental facility of up to $500 million. Total borrowing permitted under the credit facility including the additional indebtedness is $4.75 billion. The repayment of the facility is secured by, among other things, the grant of a security interest in certain assets of the Borrowers and certain of the Borrowers' subsidiaries and in the capital stock of certain of the Borrowers' subsidiaries.

     Borrowings under the revolving credit portion and the $900 million Tranche A term loan portion of the credit facility bear interest, at VoiceStream's option, at an annual rate of interest equal to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, in each instance plus an applicable margin. Such applicable margin will range to a maximum of 1.50%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 2.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the ratio of total indebtedness to operating cash flow, as defined in the credit facility. The availability of the revolving credit portion of the credit facility declines over the period commencing three years after the closing date through the eighth anniversary of the closing date in the following percentages: 10% in year four, 15% in year five, 20% in year six, 20% in year seven and 35% in year eight, with a final maturity on February 25, 2008. At December 31, 2000 $1.35 billion was available through the revolving credit portion of the credit facility. The $900 million tranche is required to be amortized at the same rate that the availability under the revolving credit portion of the credit facility reduces with a final maturity on the eighth anniversary of the closing date.

                             OMNIPOINT CORPORATION

     The $1 billion Tranche B term loan portion of the credit facility bears interest, at VoiceStream's option, at an annual rate of interest equal to either
(1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 1/2%, or (2) a Eurodollar rate, plus an applicable margin. Such applicable margin is a fixed percentage of 1.75%, in the case of loans based on the prime rate or Federal Funds rate, and 3.0% in the case of loans based on a Eurodollar rate. The $1 billion tranche is required to be amortized in the following amounts during the period commencing three years after the closing date through the ninth anniversary: 1% in each of years four through nine and a final maturity of the remaining balance on February 25, 2009.

     On April 28, 2000, the Borrowers received a commitment for the vendor facility that provides for up to $1.0 billion in senior credit facilities and requires VoiceStream to make certain equipment, software and services purchases. The facility became part of the credit facility and is subject to the same covenants and is entitled to the same collateral on a pari passu basis. In 2000, $750 million was drawn under this facility and an additional $250 million may be drawn under this facility through June 30, 2001. The vendor facility bears interest at the same rate as Tranche B of the term loan described above and is required to be amortized in the following percentage during the period commencing four years after the closing date: 1% in each of years five through nine with a final maturity of the remaining balance on June 30, 2009. The applicable margin on the additional $250 million of the vendor facility may be subject to adjustment at any time before disbursement of the funds.

     The credit facility contains affirmative and negative covenants, including financial covenants, and provides for various events of default. As of December 31, 2000 the Borrowers were in compliance with these affirmative and negative covenants.

     Substantially all of our consolidated and unconsolidated subsidiaries are restricted affiliates which have limitations on their ability to pay dividends to the parent company, Omnipoint. Our consolidated restricted subsidiaries are part of the "Borrowers" described above. Our unconsolidated restricted affiliates include a subsidiary of CIVS II which has a $350 million loan facility that is fully utilized at December 31, 2000 and is collateralized by substantially all of the assets of its subsidiaries, as well as a pledge of all capital stock of its subsidiaries. At December 31, 2000, restricted assets were $6.4 billion, restricted liabilities were $3.1 billion, and the net operating loss and total net loss for restricted subsidiaries of Omnipoint was $605 million and $882 million, respectively.

  Senior Notes

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (see Note 13) (dollars in millions):

         OMNIPOINT DEBT EXCHANGED
- ------------------------------------------
BALANCE  RATE       DESCRIPTION       DUE
- -------  ----  ---------------------  ----
$142.8   14%   Senior Notes           2003
$102.3   11 1/2% Senior Notes         2009
$200.0   11 5/8% Senior Notes         2006
$245.4   11 5/8% Series A Senior Notes 2006

     At December 31, 2000 following the completion of these exchanges $4.6 million of the Omnipoint 11 5/8% Series A Senior Notes and $102.7 million of the Omnipoint 11 1/2% Senior Notes remain outstanding. The Omnipoint 11 1/2% Senior Notes accrue interest at an effective rate of 11 14/15%, payable semiannually and mature on September 15, 2009. The Omnipoint 11 5/8% Series A Senior Notes accrue interest at 11 5/8% payable semiannually and mature on August 9, 2006. The Senior Note indentures contain covenants, including financial covenants, and provide for certain events of default. As of December 31, 2000, we were in compliance with these covenants.

                             OMNIPOINT CORPORATION

     Included in interest expense as of December 31, 2000 is $15.9 million of accrued interest due on the intercompany payable to VoiceStream related to the debt exchanges and the Omnipoint debt that was exchanged for intercompany VoiceStream debt. Interest on the affiliate payable is accrued at the same rate as the debt exchanged which is representative of the interest rates available to Omnipoint.

  Maturities

     The aggregate principal maturities of long-term debt at December 31, 2000, are as follows (dollars in thousands):

Year ending December 31,
2001.....................................................  $   32,113
2002.....................................................          --
2003.....................................................     100,000
2004.....................................................     145,000
2005.....................................................     190,000
Thereafter...............................................   1,702,247
                                                           ----------
                                                           $2,169,360
                                                           ==========

 9. COMMITMENTS AND CONTINGENCIES

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2000, are summarized below (dollars in thousands):

Year ending December 31,
2001......................................................  $ 58,885
2002......................................................    59,645
2003......................................................    59,331
2004......................................................    60,336
2005......................................................    61,688
Thereafter................................................   145,961
                                                            --------
                                                            $445,846
                                                            ========

     Aggregate rental expense for all operating leases was approximately $70.2 million in 2000, $61.5 million in 1999 and $42.3 million in 1998.

     Omnipoint and its affiliates have various purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

10. PREFERRED STOCK

     Preferred stock includes Omnipoint depositary shares ("Depositary Shares"), each representing 1/20 of a share of 7% Cumulative Convertible Preferred Stock ("Preferred Stock"). Each Depositary Share has a liquidation preference of $50. The holder of each Depositary Share is entitled to a quarterly dividend payment from a deposit account in an amount equal to $0.268 per Depositary Share. These dividends are reflected in the consolidated statements of operations as accretion of 7% cumulative convertible preferred stock.

     Each Depositary Share may be converted at any time at the option of the holder into 1.3256 VoiceStream common shares plus $12.86. The Depositary Shares may not be redeemed prior to May 2001. On or after May

                             OMNIPOINT CORPORATION

2001, the Depositary Shares may be redeemed, in whole or in part, at the option of VoiceStream, in cash or common stock or a combination thereof, plus all accrued and unpaid dividends to the redemption date. The redemption price is $52 in 2001, declining to $50 in 2005 and thereafter.

     Subsequent to December 31, 2000, 238,171 shares of the 7% cumulative convertible preferred stock were converted into 6,314,857 VoiceStream common shares and $61.3 million in cash. After the conversions, there were 79,502 shares of 7% cumulative convertible preferred shares outstanding (unaudited).

11. INCOME TAXES

     Significant components of deferred income tax assets and liabilities, net of tax, are as follows (dollars in thousands):

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2000          1999
                                                     -----------    ---------
Deferred tax liabilities:
  Intangible assets................................  $  (253,766)   $ (41,286)
  Property and Equipment...........................           --     (160,976)
  Other............................................      (27,137)          --
                                                     -----------    ---------
          Total deferred liabilities...............  $  (280,903)   $(202,262)
                                                     ===========    =========
Deferred tax assets:
  Other............................................  $        --    $  24,687
  Property and Equipment...........................       21,853           --
  Net operating losses ("NOL").....................    1,383,678      996,272
  Valuation reserve................................   (1,124,628)    (813,415)
                                                     -----------    ---------
          Total deferred assets....................  $   280,903    $ 207,544
                                                     -----------    ---------
          Net deferred tax assets..................  $        --    $   5,282
                                                     ===========    =========

     Omnipoint had approximately $3.47 billion in NOL carryforwards at December 31, 2000. The NOLs will expire between 2009 and 2021. The valuation allowance increased approximately $311.2 million in 2000 and $330.2 million in 1999.

     We believe that available objective evidence including recurring operating losses resulting primarily from the development of Omnipoint's PCS business creates sufficient uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance has been provided for our net deferred tax assets.

     The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero reflected in our income statement is due to the full valuation allowance we have applied against our net deferred tax assets. Our ability to utilize the NOLs in any given year may be limited by certain events, including a significant change in ownership interest. The VoiceStream/ Omnipoint merger is not expected to materially limit our ability to utilize our historical NOLs.

                             OMNIPOINT CORPORATION

12. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly consolidated financial information for the years ended December 31, 2000 and 1999 is as follows (dollars in thousands):

                                                        TOTAL     OPERATING
                    QUARTER ENDED                      REVENUES     LOSS      NET LOSS
                    -------------                      --------   ---------   ---------
March 31, 1999*......................................  $ 69,651   $(119,843)  $(181,496)
June 30, 1999*.......................................  $ 86,333   $(115,809)  $(178,828)
September 30, 1999*..................................  $106,874   $(107,236)  $(134,242)
December 31, 1999*...................................  $130,768   $(133,817)  $(200,337)

March 31, 2000.......................................  $165,520   $(116,979)  $(200,598)
June 30, 2000........................................  $167,098   $(110,400)  $(196,627)
September 30, 2000...................................  $188,774   $(186,270)  $(268,334)
December 31, 2000....................................  $261,177   $(198,438)  $(355,891)

- ---------------
* Certain reclassifications have been made to the quarterly revenue amounts to conform to the annual presentation.

13. RELATED PARTY TRANSACTIONS

     VoiceStream and certain of its affiliates are parties to technical services agreements and reciprocal resale agreements which entitle each party to utilize the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. For the year ended December 31, 2000, we earned revenues of $21.5 million and incurred expenses of $28.3 million related to these agreements.

     Omnipoint's financial statements include an allocation of certain centralized costs that were incurred by VoiceStream and benefit all of its operations, including those of Omnipoint. Such allocations include the costs of customer service operations, accounting and other administrative functions. These costs are allocated to the respective operational units in a manner that reflects the relative time and associated costs devoted to each of the operational units. Omnipoint was allocated costs of $139.7 million for the period from February 25, 2000 through December 31, 2000.

     In the third quarter of 2000, VoiceStream changed its method of recording certain centrally incurred costs within its consolidated group. As a result of this change, Omnipoint's balance sheet no longer includes inventory held at the distribution centers and payroll related assets and liabilities. The effect of transferring these items from Omnipoint to VoiceStream resulted in a net change to the payable to VoiceStream balance.

     During 2000, Omnipoint received capital contributions of $748.1 million from VoiceStream consisting of a non-cash contribution of $475.9 million which was primarily used to effect the exchange of Omnipoint's 11 5/8% Senior Notes for VoiceStream 10 3/8% Senior Notes, and a cash contribution of $272.2 million used for general corporate purposes (see Note 8).

14. SUBSEQUENT EVENTS

  License exchange between AT&T Wireless and Omnipoint Holdings, LLC

     On July 21, 2000 several Omnipoint subsidiaries including, Omnipoint Holdings, Inc. ("OHI"), entered into two agreements with AT&T Wireless PCS, LLC ("AT&T") for the exchange of certain D and E block, 10 MHz licenses held by Omnipoint subsidiaries in Detroit, MI, Flint, MI, Poplar Bluff, MO, Rolla, MO, Mt. Vernon-Centralia, IL and St. Louis, MO for certain portions of A Block 10 MHz licenses held by AT&T

                             OMNIPOINT CORPORATION
in Phoenix, AZ and Puerto Rico. The population covered by the AT&T licenses is approximately 7.2 million, as compared to 8.7 million for the licenses traded by the Omnipoint licensees. AT&T has agreed to pay the Omnipoint licensees $11.7 million as additional consideration for the additional covered population of the licenses received from the Omnipoint licensees. Under the terms of the agreement, neither party assumes any liabilities related to the licenses being transferred. These transactions closed on March 29, 2001 (unaudited).

  License Exchange Between AT&T and Omnipoint

     On November 6, 2000, two wholly-owned Omnipoint subsidiaries, OHI and Omnipoint Albany-Schenectady-Glens Falls E License, LLC ("OASG"), entered into an agreement with AT&T for the exchange of the E Block license in Albany-Schenectody, NY held by OASG for 10 MHz of the A Block spectrum within Bloomington, IL and Little Rock, AR. The population covered by the AT&T licenses is approximately 1.2 million, as compared to 1 million for the licenses traded by OASG. These transactions closed on March 29, 2001 (unaudited).

15. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             BALANCE AT   CHARGED TO                              BALANCE AT
                                             BEGINNING    COSTS AND                                 END OF
                                             OF PERIOD     EXPENSES    DEDUCTIONS(1)   OTHER(2)     PERIOD
                                             ----------   ----------   -------------   --------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Year ended December 31, 1998...............   $ 5,746      $33,230       $(26,882)      $   --     $12,094
                                              =======      =======       ========       ======     =======
Year ended December 31, 1999...............   $12,094      $31,705       $(29,001)      $   --     $14,798
                                              =======      =======       ========       ======     =======
Year ended December 31, 2000...............   $14,798      $31,636       $(26,810)      $8,449     $28,073
                                              =======      =======       ========       ======     =======

- ---------------
(1) Write-offs, net of bad debt recovery.

(2) Includes purchase accounting adjustments and activity for the period from January 1, 2000 to February 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001

                                          OMNIPOINT CORPORATION

                                          By:      /s/ JOHN W. STANTON
                                            ------------------------------------
                                                      John W. Stanton
                                            Chairman of the Board, Director and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

               By: /s/ JOHN W. STANTON                  Chairman of the Board, Director   April 2, 2001
  -------------------------------------------------                   and
                   John W. Stanton                          Chief Executive Officer
                                                         (Principal Executive Officer)

             By: /s/ ROBERT R. STAPLETON                    President and Director        April 2, 2001
  -------------------------------------------------
                 Robert R. Stapleton

             By: /s/ CREGG B. BAUMBAUGH                         Executive Vice            April 2, 2001
  -------------------------------------------------     President -- Finance, Strategy
                 Cregg B. Baumbaugh                      and Development and Director

               By: /s/ DONALD GUTHRIE                     Vice Chairman and Director      April 2, 2001
  -------------------------------------------------      (Principal Financial Officer)
                   Donald Guthrie

               By: /s/ ALAN R. BENDER                  Executive Vice President, General  April 2, 2001
  -------------------------------------------------     Counsel, Director and Secretary
                   Alan R. Bender

               By: /s/ ALLYN P. HEBNER                   Vice President and Controller    April 2, 2001
  -------------------------------------------------     (Principal Accounting Officer)
                   Allyn P. Hebner

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
   3.1    Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to Omnipoint Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 (File No. 000-27442)).
   3.2    Amended and Restated Bylaws (incorporated herein by
          reference to Exhibit 3.2 of Omnipoint Corporation's
          Registration Statement on Form S-4 (File No. 333-19895),
          filed on January 16, 1997).
   4.1    Certificate of Designation establishing the Voting Powers,
          Designations, Preferences, Limitations, Restrictions, and
          Relative Rights of 7% Cumulative Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.3 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          March 31, 1998 (File No. 000-27442), filed on May 15, 1998).
   4.2    Indenture, by and between Omnipoint Corporation and HSBC
          Bank, as trustee, dated as of September 23, 1999
          (incorporated herein by reference to Exhibit 4.2 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          September 30, 1999 (File No. 001-14419), filed on November
          15, 1999).
   4.3    Certificate of Designation establishing the Designations,
          Powers, Preferences, Limitations, Restrictions, and Relative
          Rights of Series A Non-Voting Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.1 of
          Omnipoint Corporation's Current Report on Form 8-K (File No.
          001-14419), dated June 23, 1999).
  21      Subsidiaries of Omnipoint Corporation.