Form 10-K405/A
period 2000-12-31
OMNIPOINT CORP \DE\
filed 2001-04-30
CIK 1002532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A

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


                                                                 SHARES OUTSTANDING
                      TITLE                                     AS OF APRIL 27, 2001
                      -----                                     --------------------
                  Common Stock                                       65,000,000


                      DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report on Form 10-K of VoiceStream Wireless Corporation for its Fiscal Year Ended December 31, 2000


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             OMNIPOINT CORPORATION

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                  PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Consolidated Financial Data........................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   33
Item 11.  Executive Compensation......................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   37

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

  Operating Markets

     The following operational markets, shown by the years they were initially launched, are currently owned and operated by us or by joint ventures in which we hold interests:

         1997                       1998                       1999
-----------------------    -----------------------    -----------------------
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

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (dollars in millions):

          OMNIPOINT DEBT EXCHANGED
--------------------------------------------
BALANCE  RATE        DESCRIPTION        DUE
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The names, ages and positions of our executive officers and directors, who became such on February 25, 2000, when the merger with VoiceStream was completed, are listed below along with their business experience for the past five years. Messrs. Stanton, Guthrie and, until July 2000, Mr. Bender, served as officers of VoiceStream and its subsidiaries (including Omnipoint) and Western Wireless. Messrs. Stanton and Guthrie divide their time between VoiceStream and its subsidiaries (including Omnipoint) and Western Wireless.


        NAME           AGE                         POSITION
        ----           ---                         --------
John W. Stanton......  45    Chairman, Chief Executive Officer, and Director
Robert R.              43    President and Director
  Stapleton..........
Donald Guthrie.......  45    Vice Chairman and Director
Cregg B. Baumbaugh...  44    Executive Vice President -- Finance, Strategy and
                             Development, and Director
Alan R. Bender.......  46    Executive Vice President, General Counsel and
                             Secretary and Director
Robert P. Dotson.....  40    Senior Vice President -- Marketing and Sales
Timothy R. Wong......  44    Senior Vice President -- Engineering
Allyn P. Hebner......  48    Vice President, Controller and Principal Accounting
                             Officer



     John W. Stanton has been Chief Executive Officer of Omnipoint since February 25, 2000 and a director of Omnipoint since March 20, 2000. He has been a director and Chairman of VoiceStream since February 1998, and has been Chief Executive Officer of VoiceStream since its formation in 1994. Mr. Stanton has also been a director, Chief Executive Officer and Chairman of Western Wireless and its predecessors since 1992. Mr. Stanton served as a director of McCaw Cellular from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly-traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice-Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is also a member of the board of directors of Advanced Digital Information Corporation, Microcell Telecommunications Inc., and Columbia Sportswear, Inc. In addition, Mr. Stanton is a trustee of Whitman College, a private college.



     Robert R. Stapleton has been President of Omnipoint since February 25, 2000 and a director of Omnipoint since March 20, 2000. He has been a director of VoiceStream since April 1999 and President of VoiceStream since its formation in 1994. Effective April 1998, Mr. Stapleton became responsible for all operations of VoiceStream. Mr. Stapleton was President of Western Wireless and one of its predecessors from 1992 to May 1999. From 1989 to 1992, he served in various positions with General Cellular, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with Vodafone AirTouch. Mr. Stapleton is also a director of Microcell Telecommunications Inc.



     Donald Guthrie has been Vice Chairman and a director of Omnipoint since February 25, 2000. He has also been a director and Vice Chairman of VoiceStream since February 1998. He has also served as Vice Chairman of Western Wireless since November 1995. From February 1997 to April 1999, he also served as the Chief Financial Officer of Western Wireless. From 1986 to October 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to October 1995, he served as Senior Vice President -- Finance of LIN Broadcasting.



     Cregg B. Baumbaugh has been Executive Vice President -- Finance, Strategy and Development and a director of Omnipoint since February 25, 2000. He has also been Executive Vice President -- Finance, Strategy and Development of VoiceStream since May 3, 1999. He served as Senior Vice President -- Corporate Development of VoiceStream and Western Wireless from 1994 to May 1999. From November 1989 through May 1999, he has served in various positions with Western Wireless and its predecessor, including Vice President -- Business Development. From 1986 to 1989, Mr. Baumbaugh was employed by The First Boston Corporation.


     Alan R. Bender has been Executive Vice President, General Counsel, Secretary and a director of Omnipoint since February 25, 2000. He has been Executive Vice President, General Counsel and Secretary of VoiceStream since May 3, 1999. He also holds the positions of Executive Vice President and Secretary of Western Wireless and was General Counsel of Western Wireless through February 1, 2000. From 1990 to May 1999, he held various positions with Western Wireless, VoiceStream and their respective predecessors, including serving as Senior Vice President and General Counsel and Secretary since 1994.



     Robert P. Dotson has been Senior Vice President -- Marketing and Sales of Omnipoint since February 25, 2000. Mr. Dotson has been Executive Vice President, Marketing and Business Operations of VoiceStream since March 12, 2001. From May 3, 1999 to March 12, 2001 he served as Senior Vice President, Marketing and Sales of VoiceStream. From 1996 to May 1999, he served as Vice President, Marketing of VoiceStream and Western Wireless. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.



     Timothy R. Wong has been Senior Vice President -- Engineering of Omnipoint since February 25, 2000. Mr. Wong has been Executive Vice President, Engineering and Technical Operations of VoiceStream since March 12, 2001. From May 3, 1999 to March 12, 2001 he served as Senior Vice President, Engineering of VoiceStream. From 1996 to May 1999, he served as Vice President, Engineering of VoiceStream and Western Wireless. From 1990 to 1995, Mr. Wong held various positions at US WEST Cellular, serving as Executive Director, Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992 and Manager, Systems Design from 1990 to 1991.



     Allyn P. Hebner has been Vice President, Controller and Principal Accounting Officer of VoiceStream and Omnipoint since September 2000. From April 2000 to September 2000, he served as a consultant to VoiceStream's accounting organization. From 1991 to 1998, Mr. Hebner served in various senior financial management positions with Puget Sound Energy and its predecessors.


                     THE BOARD OF DIRECTORS AND COMMITTEES

     There are no committees of Omnipoint's Board of Directors. Directors did not receive any fees for service on the Board of Directors.

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

     SEC rules require us to disclose all known delinquent Section 16(a) filings by our officers, directors and 10% stockholders in this Form 10-K. Based solely on our review of the copies of reports received by us, or written representations from certain reporting persons that no such reports were required for those persons, we believe that, for the period beginning January 1, 2000 through December 31, 2000, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth certain annual compensation information for all individuals who served as our Chief Executive Officer during fiscal year 2000, and the only other executive officer who received salary and bonus from Omnipoint exceeding $100,000 in fiscal year 2000.



                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                        ANNUAL COMPENSATION                   ------------
                                         -------------------------------------------------      OPTIONS
                                                                            OTHER ANNUAL       (IN NUMBER
      NAME AND PRINCIPAL POSITION        YEAR     SALARY      BONUS(1)     COMPENSATION(2)     OF SHARES)
      ---------------------------        ----    --------    ----------    ---------------    ------------
John W. Stanton(3).....................  2000    $     --    $       --      $       --              --
  Chairman and Chief Executive Officer
Douglas G. Smith(4)....................  2000     115,385     1,095,000          13,669              --
  Former President and                   1999     299,616     1,922,618(5)       33,630         300,000
  Chief Executive Officer                1998     262,115       129,375          31,820              --
George F. Schmitt(6)...................  2000     121,154            --       1,016,817(7)           --
  Former Executive Vice President        1999     299,616       418,771          81,624         300,000
                                         1998     262,115       129,375          19,621              --


---------------
(1) Our executive officers were eligible for annual cash bonuses through 1999. Such bonuses were generally earned in the previous year based upon achievement of corporate and individual performance objectives determined by the Compensation Committee at the time; however, certain bonuses were specified in employment agreements.


(2) Includes amounts reimbursed in connection with travel expenses, supplemental benefit programs and premiums on life insurance. Also includes contributions made by Omnipoint to Omnipoint's 401(k) plan on behalf of the applicable officer.



(3)Mr. Stanton has been our Chief Executive Officer since February 25, 2000. All of Mr. Stanton's compensation for services rendered to Omnipoint in the year ended December 31, 2000, was paid by VoiceStream, and, accordingly, is not listed in this table.



(4)Mr. Smith was the President and Chief Executive Officer of Omnipoint from June 1987 through February 24, 2000.



(5) Of this amount, $1,500,000 represented a one-time incentive bonus, which was related to the signing of the Omnipoint reorganization agreement with VoiceStream, $122,618 reflected the amount earned in 1998, paid in 1999, based upon achievement of corporate and individual performance objectives in 1998 and the remaining $300,000 was paid as the base target bonus for 1999 pursuant to his employment agreement.



(6)Mr. Schmitt was the Executive Vice President of Omnipoint from January 1997 through February 24, 2000.



(7)Includes forgiveness pursuant to Mr. Schmitt's employment agreement of principal and interest payments due under a note from Mr. Schmitt to Omnipoint in the total amount of $1,005,000.



     We entered into an employment agreement with Mr. Smith effective January 1, 1999. VoiceStream assumed this agreement after the Omnipoint merger. Among other things, this agreement provided that upon the completion of certain business combinations, dispositions or related transactions, Mr. Smith, subject to certain limited restrictions, would receive a one-time incentive bonus equal to four times his base salary plus bonus. Pursuant to this provision, Mr. Smith received a total of $2.4 million in connection with the Omnipoint merger, of which $1.5 million was paid on signing of the merger agreement between Omnipoint and VoiceStream and the remaining $900,000 was paid upon closing of the Omnipoint merger. The employment agreement also provides that if certain excise taxes apply to any payments or distributions made to him, Mr. Smith will be entitled to receive an additional tax "gross-up" payment, which will put him in the same financial position after-tax that he would have been in if that excise tax did not apply. Mr. Smith's employment agreement further provides for an annual base salary of $300,000, and a target bonus of $300,000. In addition, if Mr. Smith resigns from his position for good reason or is terminated without cause, he will be entitled to a lump sum severance payment equal to the sum of his full annual salary and target bonus for the 12 months preceding his resignation or termination. In such event, Mr. Smith also will be entitled to an additional amount, equivalent to the severance payment, but paid out in equal installments over the 12-month period that begins one year after Mr. Smith's termination and Mr. Smith will receive continued medical benefits throughout the severance payment period.



     We entered into an employment agreement with Mr. Schmitt effective October 1, 1995, which was amended in 1999. VoiceStream assumed this agreement after the Omnipoint merger. Mr. Schmitt's employment agreement provides for an annual salary of $300,000, and a target bonus of $300,000. If Mr. Schmitt resigns from his position for good reason or is terminated without cause, he will be entitled to a lump sum severance payment equal to the sum of his full annual salary and target bonus for the 12 months preceding his resignation or termination. In such event, Mr. Schmitt also will be entitled to an additional amount, equivalent to the severance payment, but paid out in equal installments over the 12-month period that begins one year after Mr. Schmitt's termination. Mr. Schmitt's employment agreement also provided for forgiveness of the principal and interest payments due under a note from Mr. Schmitt to Omnipoint for the purchase of 125,000 shares of Omnipoint common stock.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     There are 65 million shares of Omnipoint common stock outstanding, all of which are owned by VoiceStream. The address of VoiceStream's principal executive offices is 12920 - 38th Street SE, Bellevue, Washington, 98006.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     VoiceStream owns all the outstanding common stock of Omnipoint. All the revenues and other cash receipts of Omnipoint are transferred to VoiceStream as part of its cash management system, and VoiceStream makes all payments for which Omnipoint is liable. In 2000, the payments by VoiceStream for Omnipoint's benefit exceeded the transfers by Omnipoint to VoiceStream by $821.8 million, and VoiceStream had recorded a receivable from Omnipoint for this amount at December 31, 2000. VoiceStream pays the compensation of the persons who serve as executive officers of Omnipoint, all of whom are also employees of VoiceStream. The portion of such compensation that represents compensation for services rendered to Omnipoint is allocated to Omnipoint and is included in the general and administrative expenses on Omnipoint's financial statements.

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


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to Omnipoint Corporation's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 (File No. 000-27442)).
   3.2    Amended and Restated Bylaws (incorporated herein by
          reference to Exhibit 3.2 of Omnipoint Corporation's
          Registration Statement on Form S-4 (File No. 333-19895),
          filed on January 16, 1997).
   4.1    Certificate of Designation establishing the Voting Powers,
          Designations, Preferences, Limitations, Restrictions, and
          Relative Rights of 7% Cumulative Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.3 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          March 31, 1998 (File No. 000-27442), filed on May 15, 1998).
   4.2    Indenture, by and between Omnipoint Corporation and HSBC
          Bank, as trustee, dated as of September 23, 1999
          (incorporated herein by reference to Exhibit 4.2 of
          Omnipoint Corporation's Form 10-Q for the quarter ended
          September 30, 1999 (File No. 001-14419), filed on November
          15, 1999).
   4.3    Certificate of Designation establishing the Designations,
          Powers, Preferences, Limitations, Restrictions, and Relative
          Rights of Series A Non-Voting Convertible Preferred Stock
          (incorporated herein by reference to Exhibit 4.1 of
          Omnipoint Corporation's Current Report on Form 8-K (File No.
          001-14419), dated June 23, 1999).
  21      Subsidiaries of Omnipoint Corporation.*



  * Previously filed with initial filing on April 2, 2001.


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

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      FEBRUARY 25, 2000                          FOR THE YEARS ENDED
                                           THROUGH          JANUARY 1, 2000          DECEMBER 31,
                                        DECEMBER 31,            THROUGH         ----------------------
                                            2000           FEBRUARY 24, 2000      1999         1998
                                      -----------------    -----------------    ---------    ---------
Revenues:
  Subscriber revenues...............     $  251,122            $  42,458        $ 170,466    $ 129,606
  Prepaid revenues..................        214,460               44,781          139,272        1,531
  Roamer revenues...................         60,277                9,629           21,372           --
  Equipment sales...................        124,704               12,029           59,825       26,616
  Affiliate and other revenues......         22,863                  246            2,691        1,640
                                         ----------            ---------        ---------    ---------
          Total revenues............        673,426              109,143          393,626      159,393
                                         ----------            ---------        ---------    ---------
Operating expenses:
  Cost of service...................        173,055               31,066          144,296      110,811
  Cost of equipment sales...........        232,763               32,512          167,459      100,074
  Cost of engineering, research and
     development....................          2,873                2,266            4,822       19,632
  General and administrative........        194,373               51,100          169,449      128,736
  Sales and marketing...............        317,905               38,283          179,224      125,151
  Depreciation and amortization.....        273,590               38,603          198,806      129,043
  Stock-based compensation..........          6,267                   --            6,275        2,753
                                         ----------            ---------        ---------    ---------
          Total operating
            expenses................      1,200,826              193,830          870,331      616,200
                                         ----------            ---------        ---------    ---------
Operating loss......................       (527,400)             (84,687)        (476,705)    (456,807)
                                         ----------            ---------        ---------    ---------
Other income (expense):
  Interest and financing expense (to
     VoiceStream -- $15.9 million in
     2000)..........................       (235,812)             (58,421)        (261,771)    (187,187)
  Equity in net losses of
     unconsolidated affiliates......       (146,604)                  --           (4,718)     (11,879)
  Gain on sale of subsidiary
     stock..........................             --                   --           41,013           --
  Interest income and other, net....         29,669                1,805            7,278        3,206
                                         ----------            ---------        ---------    ---------
          Total other income
            (expense)...............       (352,747)             (56,616)        (218,198)    (195,860)
                                         ----------            ---------        ---------    ---------
Net loss before extraordinary item
  and income tax benefit............       (880,147)            (141,303)        (694,903)    (652,667)
  Income tax benefit................             --                   --            8,250           --
                                         ----------            ---------        ---------    ---------
Net loss before extraordinary
  item..............................       (880,147)            (141,303)        (686,653)    (652,667)
  Extraordinary loss on return of C
     Block licenses, net of tax.....             --                   --               --      (11,115)
                                         ----------            ---------        ---------    ---------
Net loss after extraordinary item...       (880,147)            (141,303)        (686,653)    (663,782)
  Accretion of 7% cumulative
     convertible preferred stock....        (17,117)              (3,487)         (20,918)     (13,946)
                                         ----------            ---------        ---------    ---------
Net loss attributable to common
  shareholders......................     $ (897,264)           $(144,790)       $(707,571)   $(677,728)
                                         ==========            =========        =========    =========

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

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                             FEBRUARY 25, 2000                        FOR THE YEAR ENDED
                                                  THROUGH         JANUARY 1, 2000        DECEMBER 31,
                                               DECEMBER 31,           THROUGH        ---------------------
                                                   2000          FEBRUARY 24, 2000     1999        1998
                                             -----------------   -----------------   ---------   ---------
Operating activities:
  Net loss.................................     $  (880,147)         $(141,303)      $(686,653)  $(663,782)
  Extraordinary item.......................              --                 --              --      11,115
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Gain on sale of subsidiary stock......              --                 --         (41,013)         --
     Depreciation and amortization.........         273,590             38,603         198,806     129,043
     Amortization of debt discount and
       premium.............................            (163)                --              --          --
     Payment in kind interest on financing
       agreements..........................              --                 --          31,718      14,084
     Equity in net losses of unconsolidated
       affiliates..........................         146,604                 --           4,718      11,879
     Bad debt expense......................          31,636              4,103          31,706      33,230
     Purchases (sales) of trading
       securities, net.....................              --                 --          43,571     (28,562)
     Other, net............................          10,453                386          13,827      23,106
     Changes in operating assets and
       liabilities, net of effects from
       consolidating acquired interests:
       Accounts receivable.................         (92,914)           (19,053)        (60,255)    (55,448)
       Inventory...........................          11,446              2,390          (9,415)     10,233
       Prepaid expenses and other current
          assets...........................          13,080              5,684              49     (17,242)
       Accounts payable and accrued
          liabilities......................          67,513            (95,895)         27,850     109,679
                                                -----------          ---------       ---------   ---------
     Net cash used in operating
       activities..........................        (418,902)          (205,085)       (445,091)   (422,665)
                                                -----------          ---------       ---------   ---------
Investing activities:
  Purchases of property and equipment,
     net...................................        (386,022)           (40,341)       (293,272)   (623,255)
  Proceeds from sale of subsidiaries'
     stock, net............................              --                 --          52,133      52,314
  Investments in and advances to
     unconsolidated affiliates.............        (128,884)            (1,291)         (2,440)      7,333
  Other....................................          (3,067)                --         (13,633)        177
                                                -----------          ---------       ---------   ---------
     Net cash used in investing
       activities..........................        (517,973)           (41,632)       (257,212)   (563,431)
                                                -----------          ---------       ---------   ---------
Financing activities:
  Net proceeds from issuance of common and
     preferred stock.......................              --              3,599         310,615     257,433
  Long-term debt borrowings................       2,360,000             10,917         674,581     980,102
  Long-term debt repayments................      (2,169,715)           (41,812)       (127,128)    (99,636)
  Deferred financing costs.................            (177)                --          (2,940)    (20,652)
  Capital contributions from VoiceStream...         272,200                 --              --          --
  Net advances from VoiceStream............         519,206                 --              --          --
                                                -----------          ---------       ---------   ---------
     Net cash provided by (used in)
       financing activities................         981,514            (27,296)        855,128   1,117,247
                                                -----------          ---------       ---------   ---------
Change in cash and cash equivalents........          44,639           (274,013)        152,825     131,151
Cash and cash equivalents, beginning of
  period...................................          73,544            347,557         194,732      63,581
                                                -----------          ---------       ---------   ---------
Cash and cash equivalents, end of period...     $   118,183          $  73,544       $ 347,557   $ 194,732
                                                ===========          =========       =========   =========

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

  Senior Notes

     During 2000, VoiceStream issued additional debt in exchange for certain debt outstanding of Omnipoint (see Note 13) (dollars in millions):

         OMNIPOINT DEBT EXCHANGED
------------------------------------------
BALANCE  RATE       DESCRIPTION       DUE
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


April 30, 2001


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


                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----

               By: /s/ JOHN W. STANTON                 Chairman of the Board, Director   April 30, 2001
  -------------------------------------------------                  and
                   John W. Stanton                         Chief Executive Officer
                                                        (Principal Executive Officer)

             By: /s/ ROBERT R. STAPLETON                    President and Director       April 30, 2001
  -------------------------------------------------
                 Robert R. Stapleton

             By: /s/ CREGG B. BAUMBAUGH                         Executive Vice           April 30, 2001
  -------------------------------------------------     President -- Finance, Strategy
                 Cregg B. Baumbaugh                      and Development and Director

               By: /s/ DONALD GUTHRIE                     Vice Chairman and Director     April 30, 2001
  -------------------------------------------------     (Principal Financial Officer)
                   Donald Guthrie

               By: /s/ ALAN R. BENDER                     Executive Vice President,      April 30, 2001
  -------------------------------------------------     General Counsel, Director and
                   Alan R. Bender                                 Secretary

               By: /s/ ALLYN P. HEBNER                  Vice President and Controller    April 30, 2001
  -------------------------------------------------     (Principal Accounting Officer)
                   Allyn P. Hebner