Form 10-Q
period 2001-03-31
OMNIPOINT CORP \DE\
filed 2001-05-15
CIK 1002532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
        _____________


                         COMMISSION FILE NUMBER: 0-27442


                              OMNIPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   04-2969720
----------------------------------------       ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

      12920 -- 38TH STREET S.E.
         BELLEVUE, WASHINGTON                                98006
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (425) 378-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title                                Shares Outstanding as of May 1, 2001
   -----                                ------------------------------------

Common Stock                                         65,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Quarterly Report on Form 10-Q of VoiceStream Wireless Corporation for its Fiscal
                          Quarter Ended March 31, 2001
================================================================================

                              OMNIPOINT CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets ......................................................     3

              Consolidated Statements of Operations ............................................     4

              Consolidated Statements of Cash Flows ............................................     5

              Notes to Consolidated Financial Statements .......................................     6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS ....................................................................    13

PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS ................................................................    18

    ITEM 2.   CHANGES IN SECURITIES ............................................................    18

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..................................................    18

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................    18

    ITEM 5.   OTHER INFORMATION ................................................................    18

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................................    18

                              OMNIPOINT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                    ASSETS

                                                                                  March 31,   December 31,
                                                                                    2001         2000
                                                                                 ----------   ----------
                                                                                (unaudited)
 Current assets:
   Cash and cash equivalents..................................................   $   16,907   $  118,183
   Accounts receivable, net of allowance for doubtful
      accounts of  $31,681 and $28,073, respectively..........................      100,704      102,538
   Inventory..................................................................        6,992        7,244
   Prepaid expenses and other current assets..................................        8,944        9,552
                                                                                 ----------   ----------
      Total current assets....................................................      133,547      237,517

   Property and equipment, net of accumulated depreciation
      of $126,729 and $90,009, respectively...................................      819,087      747,234
   Goodwill, net of accumulated amortization of $214,234
      and $164,874, respectively..............................................    3,740,849    3,790,209
   Licensing costs and other intangible assets, net of
      accumulated amortization of $23,915 and $18,698,
      respectively............................................................      910,839      907,036
   Investments in and advances to unconsolidated affiliates...................      694,144      699,681
   Other assets and investments...............................................        2,991       21,712
                                                                                 ----------   ----------
                                                                                 $6,301,457   $6,403,389
                                                                                 ==========   ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable...........................................................   $   14,607   $   25,124
   Accrued liabilities........................................................      122,245      144,704
   Deferred revenue...........................................................       41,572       26,636
   Construction accounts payable..............................................        6,047        8,727
   Payable to VoiceStream.....................................................    1,007,167      821,756
   Current portion of long-term debt..........................................           --       32,113
                                                                                 ----------   ----------
      Total current liabilities...............................................    1,191,638    1,059,057

 Long-term debt...............................................................    2,134,907    2,134,867

 Commitments and contingencies (Note 9)

 Shareholders' equity:
   7% cumulative convertible preferred stock, par value
      $1,000 per share, 10,000,000 shares authorized,
      79,502 and 317,669 shares issued and outstanding,
      respectively............................................................       79,490      312,513
   Series A non-voting convertible preferred stock, par
      value $.01 per share, 12,500 shares authorized,
      issued and outstanding..................................................      300,000      300,000
   Common stock and additional paid-in capital................................    3,726,860    3,493,837
   Accumulated other comprehensive loss.......................................       (1,266)     (16,738)
   Deficit....................................................................   (1,130,172)    (880,147)
                                                                                 ----------   ----------
                Total shareholders' equity....................................    2,974,912    3,209,465
                                                                                 ----------   ----------
                                                                                 $6,301,457   $6,403,389
                                                                                 ==========   ==========


          See accompanying notes to consolidated financial statements.

                              OMNIPOINT CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)

                                                                     Three Months       February 25  |   January 1 To
                                                                     Ended March          To March   |     February
                                                                       31, 2001           31, 2000   |     24, 2000
                                                                     ------------       -----------  |   ------------
                                                                                                     |
         Revenues:                                                                                   |
             Subscriber revenues....................................   $ 143,786         $ 20,914    |    $  42,458
             Prepaid revenues.......................................      67,311           24,297    |       44,781
             Roamer revenues........................................      24,786            4,138    |        9,629
             Equipment sales........................................      38,382            6,993    |       12,029
             Affiliate and other revenues...........................      19,891              115    |          246
                                                                       ---------         --------    |    ---------
                  Total revenues....................................     294,156           56,457    |      109,143
                                                                       ---------         --------    |    ---------
         Operating expenses:                                                                         |
             Cost of service........................................      85,517           12,193    |       31,066
             Cost of equipment sales................................      68,232           15,366    |       32,512
             Research and development, net..........................          --              579    |        2,266
             General and administrative.............................      97,444           19,277    |       51,100
             Sales and marketing....................................     127,905           14,414    |       38,283
             Depreciation and amortization..........................      90,614           26,920    |       38,603
                                                                       ---------         --------    |    ---------
                  Total operating expenses..........................     469,712           88,749    |      193,830
                                                                       ---------         --------    |    ---------
         Operating loss.............................................    (175,556)         (32,292)   |      (84,687)
                                                                       ---------         --------    |    ---------
         Other income (expense):                                                                     |
             Interest and financing expense (to VoiceStream                                          |
                 $6.6 million and $0 million in 2001 and 2000,                                       |
                 respectively)......................................     (57,907)         (22,848)   |      (58,421)
             Equity in net losses of unconsolidated affiliates......     (23,528)          (4,623)   |           --
             Interest income and other, net.........................       6,966              468    |        1,805
                                                                       ---------         --------    |    ---------
                  Total other income (expense)......................     (74,469)         (27,003)   |      (56,616)
                                                                       ---------         --------    |    ---------
         Net loss...................................................    (250,025)         (59,295)   |     (141,303)
         Accretion of 7% cumulative convertible preferred stock.....      (4,699)          (1,743)   |       (3,487)
                                                                       ---------         --------    |    ---------
         Net loss attributable to common shareholders...............    (254,724)         (61,038)   |     (144,790)
                                                                                                     |
         Other comprehensive income:                                                                 |
             Net unrealized income on available-for-sale                                             |
                 securities.........................................      15,472               --    |           --
                                                                       ---------         --------    |    ---------
                  Total other comprehensive income..................      15,472               --    |           --
                                                                       ---------         --------    |    ---------
         Comprehensive loss.........................................   $(239,252)        $(61,038)   |    $(144,790)
                                                                       ==========        =========   |    ==========

           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                      Three Months        February 25     |   January 1
                                                                       Ended March          To March      |  To February
                                                                        31, 2001            31, 2000      |    24, 2000
                                                                      ------------        -----------     |  -----------
                                                                                                          |
      Operating activities:                                                                               |
         Net loss..................................................     $(250,025)        $   (59,295)    |   $(141,303)
         Adjustments to reconcile net loss to net cash                                                    |
          used in operating activities:                                                                   |
             Depreciation and amortization.........................        90,614              26,920     |      38,603
             Equity in net loss of unconsolidated affiliates.......        23,528               4,623     |          --
             Bad debt expenses.....................................         3,608              (5,689)    |       4,103
             Other, net............................................          (403)                 --     |         386
             Changes in operating assets and                                                              |
               liabilities, net of effects from                                                           |
               consolidating acquired interests:                                                          |
                   Accounts receivable, net........................        (1,774)            (18,628)    |     (19,053)
                   Inventory.......................................           252               3,417     |       2,390
                   Prepaid expenses and other current assets.......           608             (31,002)    |       5,684
                   Accounts payable and accrued liabilities........       (18,040)             51,291     |     (95,895)
                                                                        ---------         -----------     |   ---------
             Net cash used in operating activities.................      (151,632)            (28,363)    |    (205,085)
                                                                        ---------         -----------     |   ---------
                                                                                                          |
      Investing activities:                                                                               |
         Purchase of property and equipment, net...................       (89,757)            (17,086)    |     (40,341)
         Investments in and advances to unconsolidated affiliates..       (17,991)             (1,900)    |      (1,291)
         Proceeds from the sale of investments.....................        34,194                  --     |          --
                                                                        ---------         -----------     |   ---------
             Net cash used in investing activities.................       (73,554)            (18,986)    |     (41,632)
                                                                        ---------         -----------     |   ---------
                                                                                                          |
      Financing activities:                                                                               |
         Net proceeds from issuance of common stock................            --                  --     |       3,599
         Long-term debt borrowings.................................            --           1,900,000     |      10,917
         Long-term debt repayments.................................       (32,113)         (1,746,597)    |     (41,812)
         Deferred financing costs..................................            --             (56,875)    |          --
         Net advances from VoiceStream.............................       155,983              40,380     |          --
         Other.....................................................            40                  --     |          --
                                                                        ---------         -----------     |   ---------
             Net cash provided by financing activities.............       123,910             136,908     |     (27,296)
                                                                        ---------         -----------     |   ---------
      Change in cash and cash equivalents..........................      (101,276)             89,559     |    (274,013)
      Cash and cash equivalents, beginning of period...............       118,183              73,544     |     347,557
                                                                        ---------         -----------     |   ---------
      Cash and cash equivalents, end of period.....................     $  16,907         $   163,103     |   $  73,544
                                                                        =========         ===========     |   =========

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

     On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom AG, a German telecommunication provider ("Deutsche Telekom"). Pursuant to the Deutsche Telekom merger agreement, each VoiceStream shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, or either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement and to certain adjustments necessary to qualify the merger as a tax-free reorganization. In connection with the merger, Deutsche Telekom will assume all outstanding VoiceStream debt, including Omnipoint's, which at March 31, 2001 totaled $2.1 billion. All required approvals have been obtained and the merger is expected to be completed on May 31, 2001, subject to customary closing conditions.

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

     Basis of Presentation

     In connection with VoiceStream's purchase of Omnipoint, Omnipoint's assets, liabilities and shareholders' equity have been adjusted to a new basis to reflect VoiceStream's basis in our assets and our liabilities based on the fair values of such assets or liabilities. As a result of this new basis, our consolidated balance sheets, results of operations and cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows for the three months ended March 31, 2000, are presented as two distinct periods in the accompanying statements, the period from January 1, 2000 to February 24, 2000, prior to the merger, and the period from February 25, 2000 to March 31, 2000, following the merger.

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair value of financial instruments

     At March 31, 2001 and December 31, 2000 the carrying values of cash, cash equivalents, short-term investments, receivables, and accounts payable approximated fair value due to the short-term maturities of these instruments. The estimated fair values of other financial instruments with a fair value materially different from their carrying value are based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (dollars in thousands):

                                                             MARCH 31, 2001              DECEMBER 31, 2000
                                                       -------------------------     -------------------------
                                                              (UNAUDITED)
                                                        CARRYING         FAIR         CARRYING         FAIR
                                                         AMOUNT         VALUE          AMOUNT         VALUE
                                                       ----------     ----------     ----------     ----------
Long-term debt, including current portion............. $2,134,907     $2,131,917     $2,166,980     $2,157,367
Payable to VoiceStream................................ $1,007,167     $1,007,167     $  821,756     $  821,756
7% convertible preferred stock........................ $   79,490     $  203,525     $  312,513     $  848,000

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our final position.

     Under the terms of the credit facility, VoiceStream is required to mitigate the interest rate risk associated with long-term debt through interest rate cap, collar and swap contracts. VoiceStream has fixed or capped exposure to interest rate risk on variable lending totaling $990 million at both March 31, 2001, and December 31, 2000. As of March 31, 2001 VoiceStream had allocated $1.5 million of expense to us related to the change in fair value for these derivative instruments. It is VoiceStream's policy to hold such contracts to maturity and they are not accounted as hedges. Prior to January 1, 2001, interest rate swaps were accounted for on an accrual basis, the income or expense of which is included in interest expense.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)


3. MERGERS, ACQUISITIONS AND OTHER TRANSACTIONS

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

     In connection with the completion of the VoiceStream/Omnipoint merger on February 25, 2000, Hutchison Telecommunications PCS (USA) Limited ("Hutchison"), a subsidiary of Hutchison Whampoa Limited, a Hong Kong company, made investments totaling $150.0 million in Omnipoint for convertible preferred securities. Upon signing the merger agreement on June 23, 1999, Hutchison invested $102.5 million in Omnipoint preferred stock. Hutchison invested an additional $47.5 million in Omnipoint preferred stock in October 1999. Hutchison's preferred stock investment was subsequently converted to VoiceStream common shares.

     In connection with its authority to regulate the sale and use of radio wave spectrum used to provide PCS service in the United States, the FCC adopted rules that granted a narrow category of entities ("Designated Entities") the exclusive right to bid for and own C and F block licenses for the initial five year period following award of the licenses. After merging with VoiceStream we ceased to qualify as a Designated Entity. Immediately prior to our merger with VoiceStream, the C and F Block licenses we owned, assets and liabilities associated with these licenses and operations were transferred to VoiceStream GSM II Holdings, LLC ("VS GSM II") formerly known as Cook Inlet/VS GSM II PCS Holdings, LLC, and VoiceStream GSM III Holdings, LLC ("VS GSM III") formerly known as Cook Inlet/VS GSM III PCS Holdings, LLC, which, at the date of the transfer, were controlled by affiliates of Cook Inlet Region, Inc. ("CIRI"), and qualified as Designated Entities. Omnipoint provides certain funding to VS GSM II and VS GSM III through loans evidenced by promissory notes, which bear interest at 15% and are due 180 days after the date of issuance. VS GSM II operates the Philadelphia, PA, Atlantic City, NJ and Dover, DE markets. All other PCS licenses held by VS GSM II and VS GSM III are not operating.

        Upon entering into each of the ventures described above, the affiliates of CIRI were granted exchange rights entitling them to certain rights, but no obligation, to exchange their ownership interests for VoiceStream common shares. The rights were conditioned upon the FCC's Designated Entity rules and VoiceStream's legal ability to own the C and F Block licenses at the time of the exchange under such rules. A subsection of the Department of Defense Appropriations Act of 2001, enacted on August 9, 2000, created a specific exemption to the FCC's rules limiting transfer or assignment of C and F Block PCS licenses. The exemption permitted Cook Inlet to transfer control of, or assign, the C and F Block licenses that it held as of August 9, 2000 to non-Designated Entities, without penalty. On December 14, 2000, the affiliates of CIRI exercised their exchange rights and VoiceStream acquired CIRI's 50.1% interest in VS GSM II and VS GSM III. We hold a 49.9% ownership interest in VS GSM II and VS GSM III and we use the equity method to account for these investments.

     Unaudited pro forma operating results, assuming the VoiceStream/Omnipoint merger occurred on January 1, 2000 are as follows (dollars in thousands):

                                                          MARCH 31,
                                                            2000
                                                         ----------
                                                         (unaudited)
                             Total revenues ......        $ 151,000
                             Net loss ............        $(222,000)

     Immediately prior to the merger with VoiceStream, we acquired East/West which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles, CA and Washington, DC. This business combination was accounted for using the purchase method and the resulting impact on our operations was immaterial.

     On June 27, 2000, we sold a wholly owned subsidiary, Omnipoint Technologies, Inc. ("OTI"), to Xircom, Inc. ("Xircom"). Pursuant to the terms of the sales agreement, we exchanged all of the outstanding common shares of OTI for approximately 1.2 million common shares of Xircom. The sale was accounted for as a tax-free reorganization and Omnipoint did not recognize any gain or loss on the transaction. The operations of OTI were immaterial to the consolidated operations of Omnipoint. The Xircom shares were sold for $30.0 million in March 2001.

     OTHER TRANSACTIONS

     License exchange between AT&T Wireless and Omnipoint Holdings, LLC

        On March 29, 2001, we exchanged certain D and E Block 10 MHz licenses in Detroit, MI and St. Louis, MO for portions of certain A Block 10 MHz licenses held by AT&T Wireless PCS, LLC ("AT&T") in Phoenix, AZ and Puerto Rico and $11.7 million in cash. The assets were recorded at $200.5 million and a gain of $11.7 million was recorded in other income for the three months ended March 31, 2001. Neither party assumed any liabilities related to the licenses transferred.

     License Exchange Between AT&T and Omnipoint

     On March 29, 2001, we exchanged the E Block License in Albany, NY held by OASG for 10 MHz of the A Block within Bloomington, IL and Little Rock, AR held by AT&T. There was no gain or loss recorded on this transaction.

     License exchange between Omnipoint and Cingular Wireless

     On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular Wireless ("Cingular"). Cingular acquired from Omnipoint 10 MHz of spectrum for the New York, NY Major Trading Area ("MTA"), as well as 10 MHz in each of the St. Louis, MO and Detroit, MI Basic Trading Areas ("BTAs"). Omnipoint acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTA's, which cover most of California and Nevada. There was no gain or loss recorded on this transaction.

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)


4. PROPERTY AND EQUIPMENT

                                                                    MARCH 31,  DECEMBER 31,
            (dollars in thousands)                    USEFUL LIVES    2001        2000
                                                      ------------  ---------  -----------
                                                                   (unaudited)
            Land, buildings and improvements .....    5 - 40 years  $  20,098    $ 19,523
            Wireless communications systems ......    5 - 10 years    688,924     508,588
            Furniture and equipment ..............    3 -  5 years     47,874      46,253
                                                                    ---------    --------
                                                                      756,896     574,364
            Accumulated depreciation .............                   (126,729)    (90,009)
                                                                    ---------    --------
                                                                      630,167     484,355
            Construction in progress .............                    188,920     262,879
                                                                    ---------    --------
                                                                    $ 819,087    $747,234
                                                                    =========    ========

     Depreciation expense was $35.7 million in for the three months ended March 31, 2001 and $41.1 million for the same period ended March 31, 2000.

5. LICENSING COSTS AND OTHER INTANGIBLE ASSETS

                                                                    MARCH 31,  DECEMBER 31,
            (dollars in thousands)                   USEFUL LIVES     2001         2000
                                                     ------------   ---------  ------------
                                                                   (unaudited)
            License costs ...................            40 years   $ 934,754    $925,734
            Accumulated amortization ........                         (23,915)    (18,698)
                                                                    ---------    --------
                                                                    $ 910,839    $907,036
                                                                    =========    ========

     Amortization expense, excluding goodwill amortization, was $5.6 million for the three months ended March 31, 2001 and $7.3 million for the same period ended March 31, 2000. Goodwill amortization was $49.3 million for the three months ended March 31, 2001, and $17.2 million for the same period ended March 31, 2000.

6. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                                                                    MARCH 31,  DECEMBER 31,
            (dollars in thousands)                                    2001        2000
                                                                    ---------  -----------
                                                                   (unaudited)
            VS GSM II ......................................        $ 607,429   $ 647,390
            VS GSM III .....................................           55,410      54,896
            Other, due from (to) unconsolidated affiliate ..           31,305      (2,605)
                                                                    ---------   ---------
                                                                    $ 694,144   $ 699,681
                                                                    =========   =========

7. ACCRUED LIABILITIES

                                                                    MARCH 31,  DECEMBER 31,
            (dollars in thousands)                                    2001        2000
                                                                    --------   -----------
                                                                   (unaudited)
            Accrued payroll and benefits ...................        $ 43,776    $ 64,764
            Accrued interest payable .......................          35,552      38,147
            Accrued property taxes and other taxes .........          24,981      21,312
            Other ..........................................          17,936      20,481
                                                                    --------    --------
                                                                    $122,245    $144,704
                                                                    ========    ========

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)


8. LONG-TERM DEBT

                                                                                         MARCH 31,          DECEMBER 31,
            (dollars in thousands)                                                         2001                2000
                                                                                        -----------         -----------
                                                                                        (unaudited)
            Credit facilities:
              Term loan ........................................................        $ 1,900,000         $ 1,900,000
              Vendor facility ..................................................            130,000             130,000
            Senior Notes:
              11 5/8% Senior Notes and Series A Senior Notes, due in 2006 ......              4,582               4,582
              11 1/2% Senior Notes, due in 2009 ................................            102,665             102,665
            FCC license obligations ............................................                 --              32,113
                                                                                        -----------         -----------
                                                                                          2,137,247           2,169,360
            Unamortized discount and premium, net ..............................             (2,340)             (2,380)
            Current portion of long-term debt ..................................                 --             (32,113)
                                                                                        -----------         -----------
                                                                                        $ 2,134,907         $ 2,134,867
                                                                                        ===========         ===========

     We share a credit facility with VoiceStream which includes revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit and was unutilized at March 31, 2001. The term loan portion of the facility totals $1.9 billion and was fully utilized at March 31, 2001. The credit facility permits up to $1.5 billion of additional indebtedness through a vendor facility of $1.0 billion and an incremental facility of up to $500 million. At March 31, 2001, $750 million of the vendor facility was utilized. Total borrowing permitted under the credit facility, including the additional indebtedness, is $4.75 billion. The repayment of the facility is secured by, among other things, the grant of a security interest in certain of our assets and certain of our subsidiaries and in the capital stock of certain of our subsidiaries. At March 31, 2001 $2.65 billion of the $4.25 billion in borrowings currently committed under this facility was utilized.

     A wholly owned subsidiary of VS GSM II has a $350 million loan facility collateralized by substantially all of the assets of such subsidiary and its license subsidiaries, and a pledge of all capital stock of each subsidiary. As of March 31, 2001 we had fully utilized the credit available under this facility.

     Borrowings under the credit facilities bear interest, at our option, at annual rates of interest ranging up to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus applicable margins. Such applicable margins will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 3.75%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the borrower's leverage ratio, as defined in each of the credit facilities.

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)


8. LONG TERM DEBT (CONTINUED)

     Maturities

     The aggregate principal maturities of long-term debt at March 31, 2001 are as follows (dollars in thousands):

        Twelve months ending March 31, 2002 .........        $       --
        Remainder of 2002 ...........................                --
        Year ending:
          2003 ......................................           100,000
          2004 ......................................           145,000
          2005 ......................................           190,000
        Thereafter ..................................         1,702,247
                                                             ----------
                                                             $2,137,247
                                                             ==========

                              OMNIPOINT CORPORATION

                                   (UNAUDITED)

9.  COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2001, are summarized below (dollars in thousands):

         Twelve months ending March 31, 2002 .......        $ 92,473
         Remainder of 2002 .........................          68,978
         Year ending:
            2003 ...................................          91,003
            2004 ...................................          91,948
            2005 ...................................          91,585
         Thereafter ................................         200,251
                                                            --------
                                                            $636,238
                                                            ========


     Aggregate rental expense for all operating leases was approximately $22.4 million for the three months ended March 31, 2001 and $14.7 million for the same period in 2000.

10. RELATED PARTY TRANSACTIONS

     VoiceStream and certain of its affiliates are parties to technical services agreements and reciprocal resale agreements which entitle each party to utilize the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets. The agreements are structured such that each party performs as a reseller for the other and related fees are charged and paid between the parties. For the three months ended March 31, 2001, we earned revenues of $18.2 million and incurred expenses of $24.3 million related to these agreements.

     Omnipoint's financial statements include an allocation of certain centralized costs that were incurred by VoiceStream and benefit all of its operations, including those of Omnipoint. Such allocations include the costs of customer service operations, accounting and other administrative functions. These costs are allocated to the respective operational units in a manner that reflects the relative time and associated costs devoted to each of the operational units. Omnipoint was allocated costs of $101.2 million for the three months ended March 31, 2001 and $2.5 million from February 25, 2000 to March 31, 2000.

     Included in interest expense as of March 31, 2001 is $6.6 million of interest due to VoiceStream on intercompany debt.

11. SUBSEQUENT EVENTS

     Devon Mobile

     On April 20, 2001, Omnipoint entered into an agreement to purchase certain E Block licenses in West Palm Beach, FL from Devon Mobile for approximately $36.5 million. The population covered by these licenses is approximately 1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

     Information contained or incorporated by reference herein that is not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Omnipoint operates; technology changes; competition; changes in business strategy or development plans; the high leverage of Omnipoint; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Omnipoint; and other factors referenced in Omnipoint's filings with the Securities and Exchange Commission. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Omnipoint disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, "Omnipoint", "we", "our" and "us" include us and our predecessors and subsidiaries. References to "VoiceStream" refer to VoiceStream and its subsidiaries, including Omnipoint, unless the context requires otherwise.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our Personal Communications Services ("PCS") operations and the significance of mergers and other transactions, our operating results for prior periods may not be indicative of future performance.

OVERVIEW

     We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. The following chronology highlights the key events in the period covered by these financial statements:

     - On February 25, 2000, we merged with VoiceStream. Each outstanding Omnipoint common share was exchanged for 0.825 of a VoiceStream common share plus $8.00 in cash, and we became a subsidiary of VoiceStream. Also on February 25, 2000, immediately prior to the merger with VoiceStream, we acquired East/West Communications, Inc. which provided five 10 MHz PCS licenses including two in the major markets of Los Angeles and Washington, DC. Additionally, immediately prior to the VoiceStream/Omnipoint merger, certain of our licenses, assets and operations were transferred to VS GSM II and VS GSM III, in which we hold a 49.9% minority interest.

     - On July 24, 2000, VoiceStream announced a definitive merger agreement with Deutsche Telekom. Pursuant to the Deutsche Telekom merger agreement, each VoiceStream common shareholder may elect to receive 3.2 Deutsche Telekom shares and $30 in cash for each VoiceStream common share, subject to certain adjustments. VoiceStream shareholders are able to elect either an all-share or all-cash option, subject to the proration terms of the Deutsche Telekom merger agreement. In connection with the merger, Deutsche Telekom will assume all of VoiceStream's outstanding long-term debt, of which Omnipoint's long-term debt at March 31, 2001 totaled $2.1 billion. All required approvals have been obtained and the merger is expected to be completed on May 31, 2001, subject to customary closing conditions.

     In connection with the VoiceStream/Omnipoint merger, the cost basis of Omnipoint's assets, liabilities and shareholders' equity were adjusted, where necessary, to reflect the estimated fair market value of such assets and liabilities and the VoiceStream common shares and other consideration issued in the merger. As a result of this new cost basis in Omnipoint, our balance sheets, results of operations and statements of cash flows are not comparable for periods before and after the merger. Therefore, the consolidated statements of operations and cash flows in the accompanying consolidated financial statements are presented as two distinct periods, the period from January 1, 2000 to February 24, 2000, and the period following the merger from February 25, 2000, to March 31, 2000. In the following discussion and analysis, references to results and activities for the three months ended March 31, 2000, combine the two periods and explanations have been provided where the merger-related accounting changes have materially affected the comparability of the periods.

     In addition to purchase price adjustments related to the merger, results prior to February 25, 2000 are not comparable with subsequent periods due to the transfer of Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations (primarily Philadelphia, Atlantic City and certain non-operating licenses) to VS GSM II and VS GSM III.
Subsequent to February 24, 2000, these operations were accounted for using the equity method.

     Operating Markets

     The following operational markets, shown by the years they were initially launched, are currently owned and operated by us or by joint ventures in which we hold interests:

     1997                   1998                           1999
     ----                   ----                           ----
   Albany               Boston                    Washington DC/Baltimore
   Hartford             Detroit
   New Haven            Indianapolis
   New York             Miami/Ft. Lauderdale
   Philadelphia

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     We had approximately 1,825,000 customers at March 31, 2001, of which 1,056,400 were monthly subscribers and 768,600 were prepaid customers. As of March 31, 2000, we had approximately 800,200 customers, of which approximately 272,800 were monthly subscribers and approximately 527,400 were prepaid customers.

REVENUES

     Service revenues, which include subscriber, prepaid and roamer revenues, were $235.9 million for the three months ended March 31, 2001, as compared to revenues of $146.2 million in for the same period in 2000, an increase of $89.7 million, or 61.4%. The increase was primarily due to growth in our customer base during these periods.

     Equipment revenues were $38.4 million for the three months ended March 31, 2001, as compared to revenues of $19.0 million for the same period in 2000, an increase of $19.4 million, or 102.1%. The increase was primarily attributable to the increased number of handsets sold and correlates to the growth in our customer base.

OPERATING EXPENSES

     Total cost of service was $85.5 million for the three months ended March 31, 2001, as compared to $43.3 million for the same period in 2000, an increase of $42.2 million, or 97.5%. The increase was primarily the result of additional costs associated with supporting a larger customer base.

     Cost of equipment sales was $68.2 million for the three months ended March 31, 2001, as compared to $47.9 million for the same period in 2000, an increase of $20.3 million, or 42.4%. The increase was a result of increased handset sales.

     General and administrative costs were $97.4 million for the three months ended March 31, 2001, as compared to $70.4 million for the same period in 2000, an increase of $27.0 million, or 38.4%. The increase was due to a combination of integration expenses related to the VoiceStream/Omnipoint merger and increased costs associated with supporting a larger customer base, offset in part by certain synergies related to the integration of Omnipoint's administrative functions with those of VoiceStream.

     Sales and marketing costs were $127.9 million for the three months ended March 31, 2001, as compared to $52.7 million for the same period in 2000, an increase of $75.2 million, or 142.7%. The increase was primarily due to continued subscriber growth in our markets during 2001. A portion of the increase was due to the initial rollout of VoiceStream's brand name and the "Get More" marketing strategy in Omnipoint markets.

     Depreciation and amortization expenses were $90.6 million for the three months ended March 31, 2001, as compared to $65.5 million for the same period in 2000, an increase of $25.1 million, or 38.3%. The increase was due to the increase in intangibles, including goodwill offset by a write-down to fair value of property and equipment, arising from the adjustments to the cost basis of Omnipoint's assets and liabilities associated with the VoiceStream/Omnipoint merger.

OTHER EXPENSES AND INCOME

     Interest and financing expense was $57.9 million for the three months ended March 31, 2001, as compared to $81.3 million for the same period in 2000, a decrease of $23.4 million, or 28.8%. The decrease was due to the decrease in long-term debt at March 31, 2001 as compared to March 31, 2000.

     Other income (expense) also includes equity in net losses of unconsolidated affiliates of $23.5 million, and $4.6 million for the three months ended March 31, 2001, and 2000, respectively. These amounts primarily represent our portion of VS GSM II and VS GSM III net losses.

NET LOSS

     Our net loss was $250.0 million and $200.6 million for the three months ended March 31, 2001, and 2000, respectively. The increase in 2001 was the result of incremental costs of customer growth together with the related expenditures in sales and marketing necessary to support this growth.

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

     We spent $89.8 million on capital expenditures during the three months ended March 31, 2001 primarily for the continuing build out of our wireless network. We expect to incur significant further capital expenditures through 2001, directly and through VS GSM II and VS GSM III, for license purchases, capital expansion of operating markets and the development and expansion of new markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and what capital resources we have available to fund expenditures. At March 31, 2001, we had cash and cash equivalents on hand totaling $16.9 million. We intend to use these funds, additional amounts available for borrowing under our credit facility and advances from VoiceStream to meet our anticipated cash requirements.

     Financing Activities

     We share a credit facility with VoiceStream which includes revolving credit loans and term loans in an aggregate principal amount totaling $3.25 billion. The revolving credit portion of the credit facility is a $1.35 billion reducing revolving credit which was not utilized at March 31, 2001. The term loan portion of the facility totals $1.9 billion and was fully utilized at March 31, 2001. The credit facility permits up to $1.5 billion of additional indebtedness, through a vendor facility of $1 billion and an incremental facility of up to $500 million. At March 31, 2001 $750 million of the vendor facility was utilized. Total borrowing permitted under the credit facility, including the additional indebtedness is $4.75 billion and is secured by, among other things, the grant of a security interest in certain of our assets and certain of our subsidiaries and in the capital stock of certain of our subsidiaries. As of March 31, 2001 $2.65 billion of the $4.25 billion in borrowings committed under this facility was utilized.

     A wholly owned subsidiary of VS GSM II has a $350 million loan facility for the purpose of financing the continued build-out of networks and the operations of the Philadelphia, PA; Atlantic City, NJ; and Dover, DE markets and refinancing of $145 million of prior indebtedness. The VS GSM II loan facility is collateralized by substantially all of the assets of such subsidiary and its license subsidiaries and a pledge of all capital stock of each subsidiary. As of March 31, 2001, this facility was fully utilized.

     Cash Flow Information

     Net cash used in operating activities was $151.6 million for the three months ended March 31, 2001. Adjustments to the $250.0 million net loss to reconcile to net cash used in operating activities included $90.6 million of depreciation and amortization expense and $23.5 million in equity in net losses of unconsolidated affiliates. Net cash used in operating activities was $233.4 million for the three months ended March 31, 2000.

     Net cash used in investing activities was $73.5 million for the three months ended March 31, 2001. Investing activities consisted primarily of fixed asset purchases of $89.8 million related to the expansion of our wireless network, investments in and advances to unconsolidated affiliates of $18.0 and proceeds from the sale of investments of $34.2 million. Net cash used in investing activities was $60.6 million for the three months ended March 31, 2000.

     Net cash provided by financing activities was $123.9 million for the three months ended March 31, 2001. Financing activities included net advances from Voicestream totaling $186.3 million used to fund our operations and repayment of long-term debt of $32.1 million. Net cash provided by financing activities was $109.6 million for the three months ended March 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS


   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our final position.

MARKET SENSITIVE FINANCIAL INSTRUMENT RISK MANAGEMENT

     During the three months ended March 31, 2001, there were no material changes to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Except as referenced in the Form 10K for the year ended December 31, 2000, there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

        (a) None.

        (b) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Omnipoint filed a Current Report on Form 8-K dated April 9, 2001, in which Omnipoint reported under Item 5 that on April 9, 2001, it issued a Notice of Redemption to the holders of its 7% Cumulative Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Omnipoint Corporation

By /s/ DONALD GUTHRIE                    By /s/ ALLYN P. HEBNER
   -------------------------------          ------------------------------------
Donald Guthrie                           Allyn P. Hebner
Vice Chairman and Director               Vice President and Controller
(Principal Financial Officer)            (Principal Accounting Officer)


                             Dated: May 15, 2001
                                    ------------