Form 10-Q
period 2001-06-30
OMNIPOINT CORP \DE\
filed 2001-08-14
CIK 1002532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

           12920 - 38TH STREET S.E.
             BELLEVUE, WASHINGTON                                  98006
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (425) 378-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    TITLE                         SHARES OUTSTANDING AS OF AUGUST 14, 2001
                    -----                         ----------------------------------------
                 Common Stock                                    65,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OMNIPOINT CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets.................................     3
         Consolidated Statements of Operations and Comprehensive
         Loss........................................................     4
         Consolidated Statements of Cash Flows.......................     5
         Notes to Consolidated Financial Statements..................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................    13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    18
Item 2.  Changes in Securities.......................................    18
Item 3.  Defaults Upon Senior Securities.............................    18
Item 4.  Submission of Matters to a Vote of Security Holders.........    18
Item 5.  Other Information...........................................    18
Item 6.  Exhibits and Reports on Form 8-K............................    18

                             OMNIPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              JUNE 30, 2001    DECEMBER 31, 2000
                                                               -----------        ----------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $     5,238        $  118,183
  Accounts receivable, net of allowance for doubtful
     accounts of $29,663 and $28,073 respectively...........       148,189           102,538
  Inventory.................................................         6,659             7,244
  FCC license deposits and other current assets.............         8,886             9,552
                                                               -----------        ----------
          Total current assets..............................       168,972           237,517
Property and equipment, net of accumulated depreciation of
  $13,052 and $90,009, respectively.........................       902,443           747,234
Goodwill, net of accumulated amortization of $28,366 and
  $164,874, respectively....................................     6,779,362         3,790,209
Licensing costs and other intangible assets, net of
  accumulated amortization of $30,087 and $18,698,
  respectively..............................................     8,344,251           907,036
Investments in and advances to unconsolidated affiliates....     1,310,147           538,258
Other assets and investments................................         2,991            21,712
                                                               -----------        ----------
                                                               $17,508,166        $6,241,966
                                                               ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $     8,205        $   25,124
  Accrued liabilities.......................................       114,976           144,704
  Deferred revenue..........................................        35,547            26,636
  Construction accounts payable.............................        21,940             8,724
  Payable to VoiceStream....................................       514,539           660,333
  Current portion long-term debt............................            --            32,113
                                                               -----------        ----------
          Total current liabilities.........................       695,207           897,634
Long-term debt..............................................     2,153,770         2,134,867
Deferred tax liability......................................     1,883,339                --
Commitments and contingencies (see Note 8)
Shareholders' equity:
  7% cumulative convertible preferred stock, par value
     $1,000 per share, 10,000,000 shares authorized; 317,669
     shares issued and outstanding as of December 31,
     2000...................................................            --           312,513
  Series A non-voting convertible preferred stock, par value
     $.01 per share, 12,500 shares authorized; issued and
     outstanding............................................       300,000           300,000
  Common stock and paid-in capital..........................    12,569,523         3,493,837
  Accumulated other comprehensive loss......................            --           (16,738)
  Deferred compensation.....................................       (11,134)               --
  Deficit...................................................       (82,539)         (880,147)
                                                               -----------        ----------
          Total shareholders' equity........................    12,775,850         3,209,465
                                                               -----------        ----------
                                                               $17,508,166        $6,241,966
                                                               ===========        ==========

          See accompanying notes to consolidated financial statements.

                             OMNIPOINT CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               THREE MONTH PERIODS                        SIX MONTH PERIODS
                                  ----------------------------------------------   --------------------------------
                                                                       THREE
                                  JUNE 1, 2001     APRIL 1, 2001      MONTHS       JUNE 1, 2001     JANUARY 1, 2001
                                     THROUGH          THROUGH          ENDED          THROUGH           THROUGH
                                  JUNE 30, 2001    MAY 31, 2001    JUNE 30, 2000   JUNE 30, 2001     MAY 31, 2001
                                  -------------    -------------   -------------   -------------    ---------------
Revenues:
  Subscriber revenues...........    $  56,262        $ 110,162       $  57,879       $  56,262         $ 253,948
  Prepaid revenues..............       23,857           45,411          62,393          23,857           112,722
  Roamer revenues...............        7,336           13,958          15,937           7,336            38,744
  Equipment sales...............       14,595           30,933          25,910          14,595            69,315
  Affiliate and other
    revenues....................        4,537            1,967           4,979           4,537            21,858
                                    ---------        ---------       ---------       ---------         ---------
        Total revenues..........      106,587          202,431         167,098         106,587           496,587
                                    ---------        ---------       ---------       ---------         ---------
Operating expenses:
  Cost of service...............       27,078           45,876          48,193          27,078           131,393
  Cost of equipment sales.......       23,892           46,532          53,806          23,892           114,764
  General and administrative....       34,351           70,024          43,128          34,351           167,468
  Sales and marketing...........       42,039           76,754          50,503          42,039           204,659
  Depreciation and
    amortization................       71,505           61,592          81,868          71,505           152,206
  Stock-based compensation......          318               --              --             318                --
                                    ---------        ---------       ---------       ---------         ---------
        Total operating
          expenses..............      199,183          300,778         277,498         199,183           770,490
                                    ---------        ---------       ---------       ---------         ---------
Operating loss..................      (92,596)         (98,347)       (110,400)        (92,596)         (273,903)
                                    ---------        ---------       ---------       ---------         ---------
Other income (expense):
  Interest and financing
    expenses....................      (14,128)         (24,801)        (77,507)        (14,128)          (82,708)
  Equity in net losses of
    unconsolidated affiliates...      (12,829)         (16,320)        (23,206)        (12,829)          (39,848)
  Interest income and other,
    net.........................         (159)             637          14,486            (159)            7,603
                                    ---------        ---------       ---------       ---------         ---------
        Total other income
          (expense).............      (27,116)         (40,484)        (86,227)        (27,116)         (114,953)
                                    ---------        ---------       ---------       ---------         ---------
Net loss before income tax
  benefit.......................     (119,712)        (138,831)       (196,627)       (119,712)         (388,856)
Income tax benefit..............       37,173               --              --          37,173                --
                                    ---------        ---------       ---------       ---------         ---------
Net loss........................      (82,539)        (138,831)       (196,627)        (82,539)         (388,856)
Accretion of 7% cumulative
  convertible preferred stock...           --               --          (5,190)             --            (4,699)
                                    ---------        ---------       ---------       ---------         ---------
Net loss attributable to common
  shareholders..................      (82,539)        (138,831)       (201,817)        (82,539)         (393,555)
Other comprehensive loss:
  Net unrealized loss on
    available-for-sale
    securities..................           --             (139)             --              --            15,333
                                    ---------        ---------       ---------       ---------         ---------
        Total other
          comprehensive loss....           --             (139)             --              --            15,333
                                    ---------        ---------       ---------       ---------         ---------
Comprehensive loss..............    $ (82,539)       $(138,970)      $(201,817)      $ (82,539)        $(378,222)
                                    =========        =========       =========       =========         =========

                                            SIX MONTH PERIODS
                                  --------------------------------------

                                  FEBRUARY 25, 2000
                                       THROUGH           JANUARY 1, TO
                                    JUNE 30, 2000      FEBRUARY 24, 2000
                                  -----------------    -----------------
Revenues:
  Subscriber revenues...........      $  78,793            $  42,458
  Prepaid revenues..............         86,690               44,781
  Roamer revenues...............         20,075                9,629
  Equipment sales...............         32,248               12,029
  Affiliate and other
    revenues....................          5,669                  246
                                      ---------            ---------
        Total revenues..........        223,475              109,143
                                      ---------            ---------
Operating expenses:
  Cost of service...............         60,306               31,066
  Cost of equipment sales.......         69,172               32,512
  General and administrative....         62,984               53,366
  Sales and marketing...........         64,917               38,283
  Depreciation and
    amortization................        108,788               38,603
  Stock-based compensation......             --                   --
                                      ---------            ---------
        Total operating
          expenses..............        366,167              193,830
                                      ---------            ---------
Operating loss..................       (142,692)             (84,687)
                                      ---------            ---------
Other income (expense):
  Interest and financing
    expenses....................       (100,355)             (58,421)
  Equity in net losses of
    unconsolidated affiliates...        (24,876)                  --
  Interest income and other,
    net.........................         12,001                1,805
                                      ---------            ---------
        Total other income
          (expense).............       (113,230)             (56,616)
                                      ---------            ---------
Net loss before income tax
  benefit.......................       (255,922)            (141,303)
Income tax benefit..............             --                   --
                                      ---------            ---------
Net loss........................       (255,922)            (141,303)
Accretion of 7% cumulative
  convertible preferred stock...         (6,933)              (3,487)
                                      ---------            ---------
Net loss attributable to common
  shareholders..................       (262,855)            (144,790)
Other comprehensive loss:
  Net unrealized loss on
    available-for-sale
    securities..................             --                   --
                                      ---------            ---------
        Total other
          comprehensive loss....             --                   --
                                      ---------            ---------
Comprehensive loss..............      $(262,855)           $(144,790)
                                      =========            =========

          See accompanying notes to consolidated financial statements

                             OMNIPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                     JUNE 1, 2001     JANUARY 1, 2001   FEBRUARY 25, 2000    JANUARY 1, 2000
                                      THROUGH            THROUGH           THROUGH              THROUGH
                                     JUNE 30, 2001    MAY 31, 2001      JUNE 30, 2000        FEBRUARY 24, 2000
                                       --------         -----------        -----------           ---------
Operating activities:
  Net loss.........................    $(82,539)        $  (388,856)       $  (255,922)          $(141,303)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and
          amortization.............      71,505             152,206            108,788              38,603
       Income tax benefit..........     (37,173)                 --                 --                  --
       Allowance for bad debts.....      (1,162)              1,452            (10,546)              4,103
       Interest accretion..........        (179)                 27               (154)                 --
       Equity in net losses of
          unconsolidated
          affiliates...............      12,829              39,848             24,876                  --
       Stock-based compensation....         318                  --                 --                  --
       Other, net..................          (1)            (18,444)                --                 386
  Changes in operating assets and
     liabilities, net of effects
     from consolidating acquired
     interests:
       Accounts receivable.........       1,651             (51,692)           (21,944)            (19,053)
       Inventory...................        (103)                688            (41,104)              5,684
       Prepaid expenses and other
          current assets...........         155                 511              8,942               2,390
       Accounts payable and accrued
          liabilities..............     (24,072)             (3,821)            38,503             (95,895)
                                       --------         -----------        -----------           ---------
     Net cash used in operating
       activities..................     (58,771)           (268,081)          (148,561)           (205,085)
                                       --------         -----------        -----------           ---------
Investing activities:
  Purchases of property and
     equipment.....................     (20,520)           (219,659)           (98,417)            (40,341)
  Acquisitions of wireless
     properties, net of cash
     acquired......................          --              (7,750)                --                  --
  Investments in and advances to
     unconsolidated affiliates.....       1,732             (26,290)             8,792              (1,291)
  Other............................          --              34,194             (3,067)                 --
                                       --------         -----------        -----------           ---------
     Net cash used in investing
       activities..................     (18,788)           (219,505)           (92,692)            (41,632)
                                       --------         -----------        -----------           ---------
Financing activities:
  Net proceeds from issuance of
     common and preferred stock....          --                  --                 --               3,599
  Long-term debt borrowings........          --                  --          2,030,000              10,917
  Long-term debt repayments........          --             (32,113)        (1,777,312)            (41,812)
  Net payments (to) from
     affiliate.....................      77,421             406,892            (23,313)                 --
  Deferred financing costs.........          --                  --            (57,254)                 --
                                       --------         -----------        -----------           ---------
     Net cash provided by (used in)
       financing activities........      77,441             374,779            172,121             (27,296)
                                       --------         -----------        -----------           ---------
Change in cash and cash
  equivalents......................        (138)           (112,807)           (69,132)           (274,013)
Cash and cash equivalents,
  beginning of period..............       5,376             118,183             73,544             347,557
                                       --------         -----------        -----------           ---------
Cash and cash equivalents, end of
  period...........................    $  5,238         $     5,376        $     4,412           $  73,544
                                       ========         ===========        ===========           =========
Supplemental disclosure of cash
  flow information:
  Cash paid for interest (net of
     capitalized interest).........    $ 29,400         $    79,200        $     7,300           $ 108,800
  Non-cash investing and financing
     activities:
     Capital contribution to
       unconsolidated affiliates...    $     --         $ 1,521,500        $        --           $      --
     Conversion of preferred
       stock.......................    $     --         $   317,600        $     5,200           $      --

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

     On May 31, 2001 Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
3.6683 shares of Deutsche Telekom stock and $15.9062 or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger (hereafter referred to as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Financial Statement Presentation

     The unaudited consolidated financial statements of Omnipoint and its consolidated subsidiaries include the accounts of all majority-owned subsidiaries that are controlled by Omnipoint. Affiliates that are 20 percent to 50 percent owned are generally accounted for on an equity basis. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Omnipoint for the three and six months ended June 30, 2001 and 2000 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

     As a result of the T-Mobile merger and the VoiceStream/Omnipoint merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the mergers. As a result of these new bases, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001 and February 25, 2000, the closing date of the mergers, are not comparable to those prior to the mergers. The consolidated financial statements of Omnipoint for the three and six months ended June 30, 2001 are each presented as two distinct periods, the two and five months prior to the T-Mobile merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger. The consolidated financial statements of Omnipoint for the six months ended June 30, 2000 are presented as two distinct periods, the period from January 1, 2000 to February 24, 2000, prior to the VoiceStream/Omnipoint merger, and the period from February 25, 2000 to June 30, 2000, subsequent to the merger.

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

     Loss Per Common Share

     Omnipoint no longer presents loss per share information as all of Omnipoint's common shares are owned by VoiceStream.

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities".

     The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured at fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill and any intangible assets with indefinite lives; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

     Reclassifications

     Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

 3. BUSINESS COMBINATIONS AND OTHER TRANSACTIONS

     T-Mobile Merger

     As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments, which

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

have not been finalized and may be subject to change, resulted in the following changes to our balance sheet at May 31, 2001 (dollars in thousands):

                                 ASSETS
Other current assets........................................  $   (17,537)
Licenses and other intangibles (excluding goodwill).........    7,408,202
Goodwill....................................................    3,099,839
Other long-term assets......................................      (47,143)
                                                              -----------
                                                              $10,443,361
                                                              ===========
                  LIABILITIES AND SHAREHOLDER'S EQUITY
Other current liabilities...................................  $     3,638
Long-term debt..............................................       19,015
Deferred tax liability......................................    1,920,512
Common stock and additional paid in capital.................    7,241,240
Deferred compensation.......................................      (11,452)
Accumulated other comprehensive loss........................        1,405
Deficit.....................................................    1,269,003
                                                              -----------
                                                              $10,443,361
                                                              ===========

     VoiceStream/Omnipoint Merger

     Refer to the Annual Report on Form 10-K of Omnipoint Corporation for its Fiscal Year Ended December 31, 2000 for discussion of the VoiceStream/Omnipoint merger.

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

     Unaudited Pro Forma Operating Results

     The following are the unaudited pro forma operating results, assuming that the T-Mobile merger and the VoiceStream/Omnipoint merger occurred on January 1 of each of the respective years (dollars in thousands):

                                                       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Total revenues.......................................  $ 603,000     $ 333,000
Net loss.............................................  $(495,000)    $(442,000)

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

 4.   PROPERTY AND EQUIPMENT

     Our property and equipment were adjusted to fair value at May 31, 2001 (see
Note 2). The accumulated depreciation balance at June 30, 2001 includes depreciation expense for one month.

                                                                 JUNE 30,      DECEMBER 31,
                                                USEFUL LIVES       2001            2000
                                                ------------    -----------    ------------
(DOLLARS IN THOUSANDS)                                          (UNAUDITED)
Land, buildings and improvements..............  5 - 40 years     $ 15,989        $ 19,523
Wireless communications systems...............  5 - 10 years      605,459         508,588
Furniture and equipment.......................   3 - 5 years       31,901          46,253
                                                                 --------        --------
                                                                  653,349         574,364
Accumulated depreciation......................                    (13,052)        (90,009)
                                                                 --------        --------
                                                                  640,297         484,355
Construction in progress......................                    262,146         262,879
                                                                 --------        --------
                                                                 $902,443        $747,234
                                                                 ========        ========

     Depreciation expense was $38.0 million and $26.0 million for the three months ended June 30, 2001 and 2000, respectively, and $73.7 million and $82.2 million during the six months ended June 30, 2001 and 2000, respectively.

 5.   LICENSING COSTS AND OTHER INTANGIBLE ASSETS

     Our intangible assets were adjusted to fair value at May 31, 2001 (see Note
2). The accumulated amortization at June 30, 2001 includes amortization expense for one month. Also, effective June 1, 2001 we have changed our amortization period for licenses from 40 to 20 years to conform with T-Mobile policy.

                                                                JUNE 30,      DECEMBER 31,
                                               USEFUL LIVES       2001            2000
                                               ------------    -----------    ------------
(DOLLARS IN THOUSANDS)                                         (UNAUDITED)
License costs................................      20 years    $8,279,381       $925,734
Subscriber list..............................       3 years        94,333             --
Other intangible assets......................  3 - 40 years           624             --
                                                               ----------       --------
                                                                8,374,338        925,734
Accumulated amortization.....................                     (30,087)       (18,698)
                                                               ----------       --------
                                                               $8,344,251       $907,036
                                                               ==========       ========

     Amortization expense, excluding goodwill amortization, was $33.8 million and $7.1 million for the three months ended June 30, 2001 and 2000, respectively, and $39.3 million and $13.3 million during the six months ended June 30, 2001 and 2000, respectively. Goodwill amortization was $61.3 million and $52.3 for the three months ended June 30, 2001 and 2000, respectively, and $110.7 million and $69.4 million during the six months ended June 30, 2001 and 2000, respectively.

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

 6.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                    -----------    ------------
(DOLLARS IN THOUSANDS)                              (UNAUDITED)
VS GSM II.........................................  $   621,181     $  471,396
VS GSM III........................................      670,366         54,856
Other, due to unconsolidated affiliate............       18,600         12,006
                                                    -----------     ----------
                                                    $ 1,310,147     $  538,258
                                                    ===========     ==========

     VS GSM II and VS GSM III

     At June 30, 2001 and December 31, 2000, we had a 49.9% interest in two entities controlled by VoiceStream directly and through its affiliates:
VoiceStream GSM II PCS Holdings, LLC ("VS GSM II"), and VoiceStream GSM III PCS Holdings, LLC ("VS GSM III"). We provide certain funding to VS GSM II and VS GSM III through intercompany payable balances. VS GSM II operates the Philadelphia, PA, Atlantic City, NJ and Dover, DE markets. All other PCS licenses held by VS GSM II and VS GSM III are not operating.

 7.   LONG-TERM DEBT

     Long-term debt was adjusted to fair value at May 31, 2001 (see Note 2). The adjustment resulted in a premium of $19.0 million to the carrying value of our fixed rate long-term debt. This premium will be amortized to reduce interest expense over the remaining term of the related debt.

                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000
                                                     -----------    ------------
(DOLLARS IN THOUSANDS)                               (UNAUDITED)
Credit facilities:
  Term loans.......................................  $1,900,000      $1,900,000
  Vendor facility..................................     130,000         130,000
Senior Notes:
  11 5/8% Senior Notes due in 2006.................       4,582           4,582
  11 1/2% Senior Notes due in 2009.................     102,665         102,665
FCC license obligations............................          --          32,113
                                                     ----------      ----------
                                                      2,137,247       2,169,360
Unamortized premium (discount), net................      16,523          (2,380)
Current portion of long-term debt..................          --         (32,113)
                                                     ----------      ----------
                                                     $2,153,770      $2,134,867
                                                     ==========      ==========

     We share a credit facility with VoiceStream which includes revolving credit loans and term loans. VoiceStream's credit agreement permits borrowings up to $4.75 billion of which $4.0 billion are currently committed and $2.65 billion are outstanding at June 30, 2001. The agreement includes a revolving credit facility of $1.35 billion, term loans of $1.9 billion, a vendor facility of up to $1.0 billion and an incremental vendor facility of up to $500 million. The $2.65 billion of borrowings outstanding consist of $1.9 billion of term loans and $750 million of the vendor facility. Committed but undrawn facilities consist of the $1.35 billion revolver. The $500 million incremental vendor facility and $250 million of the $1.0 billion vendor facility are currently not committed. The repayment of the facilities is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

     Borrowings under the credit facilities bear interest, at our option, at annual rates of interest ranging up to either (1) the greater of (a) the prime rate, or (b) the Federal Funds rate plus 5/8%, or (2) a Eurodollar rate, in each instance plus applicable margins. Such applicable margins will range to a maximum of 2.75%, in the case of loans based on the prime rate or Federal Funds rate, and to a maximum of 4.00%, in the case of loans based on a Eurodollar rate, in each case based upon certain factors including the borrower's leverage ratio, as defined in each of the credit facilities.

     On August 10, 2001, we repaid the $350 million outstanding under the VS GSM II loan facility. This loan facility is no longer available for future borrowings.

     Maturities

     The aggregate principal maturities of long-term debt at June 30, 2001 are as follows (dollars in thousands):

Twelve months ending June 30, 2002................        $       --
  Remainder of 2002...............................                --
  Year ending:
     2003.........................................           100,000
     2004.........................................           145,000
     2005.........................................           190,000
  Thereafter......................................         1,702,247
                                                          ----------
                                                          $2,137,247
                                                          ==========

 8.   COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum payments required under operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2001, are summarized below (dollars in thousands):

Twelve months ending June 30, 2002................         $ 78,994
  Remainder of 2002...............................           39,811
  Year ending:
     2003.........................................           77,918
     2004.........................................           78,424
     2005.........................................           78,570
  Thereafter......................................          178,393
                                                           --------
                                                           $532,110
                                                           ========

     Aggregate rent expense was $23.0 million and $17.0 million for the three months ended June 30, 2001 and 2000, respectively, and $45.4 million and $31.7 million during the six months ended June 30, 2001 and 2000, respectively.

     Omnipoint and its affiliates have various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

                             OMNIPOINT CORPORATION

                                  (UNAUDITED)

 9. RELATED PARTY TRANSACTIONS

     VoiceStream and certain of its affiliates were parties to technical services agreements and reciprocal resale agreements which entitled each party to utilize the other's spectrum, and/or utilize wireless system infrastructure, in certain agreed upon markets through the first quarter 2001. The agreements were structured such that each party performed as a reseller for the other and related fees were charged and paid between the parties. In December 2000 and February 2001 VoiceStream acquired a controlling interest in the entities that were parties to these agreements. Therefore, these revenues and expenses ceased to be incurred in the second quarter of 2001.

     Omnipoint's financial statements include an allocation of certain centralized costs that were incurred by VoiceStream and benefit all of its operations, including those of Omnipoint. Such allocations include the costs of customer service operations, accounting and other administrative functions. These costs are allocated to the respective operational units in a manner that reflects the relative time and associated costs devoted to each of the operational units. Omnipoint was allocated costs of $96.7 million and $190.2 million for the three months and six months ended June 30, 2001, respectively. We allocated $2.5 million from February 25, 2000 to March 31, 2000, and $20.1 million for the three months ended June 30, 2000.

     Included in interest expense for the three months and six months ended June 30, 2001 is $6.6 million and $13.3 million, respectively, of interest due to VoiceStream on intercompany debt.

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

     The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our personal communications services ("PCS") operations and the significance of recent mergers, including the change in control due to the T-Mobile merger, and other transactions, our operating results for prior periods may not be indicative of future performance.

     Unless the context requires otherwise, "Omnipoint", "we", "our" and "us" include us and our predecessors and subsidiaries. References to "VoiceStream" refer to VoiceStream and its subsidiaries, including Omnipoint, unless the context requires otherwise.

OVERVIEW

     We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in joint ventures that own and operate similar licenses. The following chronology highlights the key events in the periods covered by these financial statements:

     - On February 25, 2000, we merged with VoiceStream. Each outstanding Omnipoint common share was exchanged for 0.825 of a VoiceStream common share plus $8.00 in cash, and we became a subsidiary of VoiceStream. Omnipoint's operations are directly controlled by VoiceStream. Since the merger, all of Omnipoint's markets have been relaunched under the VoiceStream brand. We market, provide and bill our services under the VoiceStream brand, and do not compete with VoiceStream in the markets we serve. Our wireless network is also fully integrated with VoiceStream's network such that, from a customer's perspective, our services are indistinguishable from VoiceStream's. Additionally, immediately prior to the VoiceStream/Omnipoint merger, certain of our licenses, assets and operations were transferred to VS GSM II and VS GSM III, in which we hold a 49.9% minority interest.

     - On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States.

       Upon consummation of the merger, VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

     As a result of the T-Mobile merger and the VoiceStream/Omnipoint merger and the push down accounting that resulted, we have adjusted the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing date of the mergers. As a result of these new bases, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001 and February 25, 2000, the closing date of the mergers, are not comparable to those prior to the mergers. The consolidated financial statements of Omnipoint for the three and six months ended June 30, 2001 are each presented as two distinct periods, the two and five months prior to the T-Mobile merger, and the period from June 1, 2001 to June 30, 2001, subsequent to the merger. The consolidated financial statements of Omnipoint for the six months ended June 30, 2000 are presented as two distinct periods, the period from January 1, 2000 to February 24, 2000, prior to the VoiceStream/Omnipoint merger, and the period from February 25, 2000 to June 30, 2000, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three months and six months ended June 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

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

     Operating Markets

     The following operational markets, shown by the years they were initially launched, are currently owned and operated by us or by joint ventures in which we hold interests:

    1997                1998                     1999
    ----                ----                     ----
Albany          Boston Detroit          Washington DC/Baltimore
Hartford New    Indianapolis
Haven New       Miami/Ft. Lauderdale
York
Philadelphia..

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     We had approximately 2,004,500 customers at June 30, 2001, of which 1,231,100 were monthly subscribers and 775,400 were prepaid customers. As of June 30, 2000, we had approximately 909,900 customers, of which approximately 305,200 were monthly subscribers and approximately 604,700 were prepaid customers.

REVENUES

     Service revenues, which include subscriber, prepaid and roamer revenues, were $257.0 million and $492.9 million for the three months and six months ended June 30, 2001, respectively, as compared to revenues of $136.2 million and $282.4 million for the same periods in 2000, respectively. The increase was primarily due to growth in our customer base during these periods.

     Equipment revenues were $45.5 million and $83.9 million for the three months and six months ended June 30, 2001, respectively, as compared to revenues of $25.9 million and $44.3 million for the same periods in 2000, respectively. The increase was primarily attributable to the increased number of handsets sold and correlates to the growth in our customer base.

OPERATING EXPENSES

     Total cost of service was $73.0 million and $158.5 million for the three months and six months ended June 30, 2001, respectively, as compared to expenses of $48.2 million and $91.4 million for the same periods in 2000, respectively. The increase was primarily the result of additional costs associated with supporting a larger customer base.

     Cost of equipment sales were $70.4 million and $138.7 million for the three months and six months ended June 30, 2001, respectively, as compared to $53.8 million and $101.7 million for the same periods in 2000, respectively. The increase was a result of increased handset sales.

     General and administrative costs were $104.4 million and $201.8 million for the three months and six months ended June 30, 2001, respectively, as compared to $43.1 million and $116.4 million for the same periods in 2000, respectively. The increase was due to a combination of integration expenses related to the VoiceStream/Omnipoint merger and increased costs associated with supporting a larger customer base.

     Sales and marketing costs were $118.8 million and $246.7 million for the three months and six months ended June 30, 2001, respectively, as compared to $50.5 million and $103.2 million for the same periods in 2000, respectively. The increase was primarily due to continued subscriber growth in our markets during 2001.

     Depreciation and amortization expenses were $133.1 million and $223.7 million for the three months and six months ended June 30, 2001, respectively, as compared to $81.9 million and $147.4 million for the same periods in 2000, respectively. The increase was primarily due to the increase in intangibles, including goodwill relating to purchase accounting for the T-Mobile merger

OTHER INCOME (EXPENSE)

     Interest and financing expenses were $38.9 million and $96.8 million for the three months and six months ended June 30, 2001, respectively, as compared to $77.5 million and $158.8 million for the same periods in 2000, respectively. The decrease was due to the decrease in the average balance of long-term debt outstanding at June 30, 2001 as compared to June 30, 2000.

     Other income (expense) also includes equity in net losses of unconsolidated affiliates of $29.1 million and $52.7 million for the three months and six months ended June 30, 2001, respectively, as compared to $23.2 million and $24.9 million for the same periods in 2000, respectively. These amounts primarily represent our portion of VS GSM II and VS GSM III net losses.

NET LOSS

     Our net loss was $221.4 million and $471.4 million for the three months and six months ended June 30, 2001, respectively, as compared to $196.6 million and $397.2 million for the same periods in 2000, respectively. The increase in 2001 was the result the increase in amortization expense related to the write-up of our assets associated with the purchase accounting for the T-Mobile Merger. Additionally, we incurred significant incremental costs related to customer growth together with the related expenditures in sales and marketing necessary to support this growth.

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

     We spent $240.2 million on capital expenditures during the six months ended June 30, 2001 primarily for the continuing build out of our wireless network. We expect to incur significant further capital expenditures through 2001, directly and through VS GSM II and VS GSM III, for license purchases and capital expansion of operating markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. Future funding of our on-going cash requirements will be provided through Deutsche Telekom or its related parties.

     Financing Activities

     VoiceStream's credit agreement permits borrowings up to $4.75 billion of which $4.0 billion are currently committed and $2.65 billion are outstanding at June 30, 2001. The agreement includes a revolving credit facility of $1.35 billion, term loans of $1.9 billion, a vendor facility of up to $1.0 billion and an incremental vendor facility of up to $500 million. The $2.65 billion of borrowings outstanding consist of $1.9 billion of term loans and $750 million of the vendor facility. Committed but undrawn facilities consist of the $1.35 billion revolver. The $500 million incremental vendor facility and $250 million of the $1.0 billion vendor facility are currently not committed. The repayment of the facilities is secured by, among other things, the grant of a security interest in certain assets of VoiceStream and certain of its subsidiaries and in the capital stock of certain of VoiceStream's subsidiaries.

     On August 10, 2001, we repaid the $350 million outstanding under the VS GSM II loan facility. This loan facility is no longer available for future borrowings.

     We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. We plan to use cash on hand and funding from Deutsche Telekom or its related parties to fund these activities and expenditures. We are a 100% owned subsidiary of T-Mobile and T-Mobile is a 100% owned subsidiary of Deutsche Telekom. In the past, we have received funding from Deutsche Telekom. If such financing is not fully available, we may be required to curtail our rate of growth or our service operations.

     Cash Flow Information

     Net cash used in operating activities was $326.8 million for the six months ended June 30, 2001. Adjustments to the $471.4 million net loss to reconcile to net cash used in operating activities included $223.7 million of depreciation and amortization expense. We recorded a $37.2 million non-cash income tax benefit based on our operating loss for the period and $52.7 million in non-cash equity in net losses of unconsolidated affiliates. Net cash used in operating activities was $353.6 million for the six months ended June 30, 2000.

     Net cash used in investing activities was $238.3 million for the six months ended June 30, 2001. Investing activities consisted primarily of fixed asset purchases of $240.2 million related to the expansion of our wireless network and other investing activities of $34.2 million primarily the result of cash proceeds received on the sale of investments. Net cash used in investing activities was $134.3 million for the six months ended June 30, 2000.

     Net cash provided by financing activities was $452.2 million for the six months ended June 30, 2001. Financing activities included net advances from VoiceStream totaling $484.3 million used to fund our operations and repayment of long-term debt of $32.1 million. Net cash provided by financing activities was $144.8 million for the six months ended June 30, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The statements establish accounting and reporting standards for derivative instruments and hedging activities and require recognition of all derivatives as either assets or liabilities measured as fair value. Changes to the fair value of derivatives are recognized in earnings unless specific hedge accounting criteria are met. We adopted the provisions of these accounting standards as of January 1, 2001 with no material impact on our financial position and results of operations.

     In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

MARKET SENSITIVE FINANCIAL INSTRUMENT RISK MANAGEMENT

     During the six months ended June 30, 2001, there were no material changes to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as referenced in the Form 10-K for the year ended December 31, 2000, there are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on their financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

     (a) None.

     (b) None.

     (c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Omnipoint filed a Current Report on Form 8-K dated May 31, 2001, in which Omnipoint reported under Item 1 that on May 31, 2001, Deutsche Telekom AG acquired VoiceStream Wireless Corporation, a Delaware corporation that is the parent of Omnipoint Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OMNIPOINT CORPORATION


           By /s/ DONALD GUTHRIE                              By /s/ ALLYN P. HEBNER
--------------------------------------------       --------------------------------------------
               Donald Guthrie                                    Allyn P. Hebner
         Vice Chairman and Director                       Vice President and Controller
       (Principal Financial Officer)                      (Principal Accounting Officer)

Dated: August 14, 2001