Form 10-Q
period 2001-09-30
OMNIPOINT CORP \DE\
filed 2001-11-14
CIK 1002532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        ______________

                        COMMISSION FILE NUMBER 000-27442


                              OMNIPOINT CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                04-2969720
                --------                                ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

        12920 - 38TH STREET S.E.
          BELLEVUE, WASHINGTON                             98006
        ------------------------                           -----
(Address of principal executive offices)                 (Zip Code)


                                    (425) 378-4000
                                    --------------
                 (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                     Shares Outstanding as of November 1, 2001
             -----                     -----------------------------------------
         Common Stock                                   65,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Quarterly Report on Form 10-Q of VoiceStream Wireless Corporation for its Fiscal Quarter Ended September 30, 2001

================================================================================

                              OMNIPOINT CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                               Page
PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
  Consolidated Balance Sheets...............................................................    2
  Consolidated Statements of Operations and Comprehensive Loss..............................    3
  Consolidated Statements of Cash Flows.....................................................    4
  Notes to Consolidated Financial Statements................................................    5
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................    9
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................................................   13
PART II - OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS................................................................   14
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................   14
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................   14
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................   14
  ITEM 5.  OTHER INFORMATION................................................................   14
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................   14

                              OMNIPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                                                      September 30,    |    December 31,
                                                                                          2001         |        2000
                                                                                      -------------    |    ------------
                                                                                       (unaudited)     |
                                                                                                       |
                                      ASSETS                                                           |
                                                                                                       |
                                                                                                       |
Current assets:                                                                                        |
   Cash and cash equivalents .................................................        $      4,468     |    $   118,183
   Accounts receivable, net of allowance for doubtful                                                  |
     accounts of $33,122 and $28,073, respectively ...........................             156,003     |        102,538
   Inventory .................................................................               7,105     |          7,244
   FCC license deposits and other current assets .............................               8,471     |          9,552
                                                                                      ------------     |    -----------
         Total current assets ................................................             176,047     |        237,517
                                                                                                       |
Property and equipment, net of accumulated depreciation of                                             |
   $52,101 and $90,009, respectively .........................................           1,001,063     |        747,234
Goodwill, net of accumulated amortization of $113,462 and                                              |
   $164,874, respectively ....................................................           6,694,266     |      3,790,209
Licensing costs and other intangible assets, net of accumulated                                        |
   amortization of $126,392 and $18,698, respectively ........................           8,288,860     |        907,036
Investments in and advances to unconsolidated affiliates .....................           1,258,387     |        538,258
Other assets and investments .................................................               2,829     |         21,712
                                                                                      ------------     |    -----------
                                                                                      $ 17,421,452     |    $ 6,241,966
                                                                                      ============     |    ===========
                                                                                                       |
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                             |
                                                                                                       |
Current liabilities:                                                                                   |
   Accounts payable ..........................................................        $     33,456     |    $    25,124
   Accrued liabilities .......................................................             121,258     |        144,704
   Deferred revenue ..........................................................              41,214     |         26,636
   Construction accounts payable .............................................                  --     |          8,724
   Payable to VoiceStream ....................................................             753,806     |        660,333
   Current portion of long-term debt .........................................                  --     |         32,113
                                                                                      ------------     |    -----------
         Total current liabilities ...........................................             949,734     |        897,634
                                                                                                       |
Long-term debt ...............................................................             118,398     |      2,134,867
Long-term payable to affiliate ...............................................           2,030,000     |             --
Deferred tax liability .......................................................           1,783,047     |             --
                                                                                                       |
Commitments and contingencies                                                                          |
                                                                                                       |
Shareholders' equity:                                                                                  |
   7% cumulative convertible preferred stock, par value $1,000 per share,                              |
      10,000,000 shares authorized; 79,502 and 317,669 shares issued,                                  |
      respectively, 317,669 shares outstanding at December 31, 2000 ..........                  --     |        312,513
   Series A non-voting convertible preferred stock, par value $.01 per share,                          |
      12,500 shares authorized; issued and outstanding .......................             300,000     |        300,000
   Common stock and paid-in capital ..........................................          12,569,523     |      3,493,837
   Deferred compensation .....................................................             (10,180)    |             --
   Accumulated other comprehensive loss ......................................                (162)    |        (16,738)
   Accumulated deficit .......................................................            (318,908)    |       (880,147)
                                                                                      ------------     |    -----------
         Total shareholders' equity ..........................................          12,540,273     |      3,209,465
                                                                                      ------------     |    -----------
                                                                                      $ 17,421,452     |    $ 6,241,966
                                                                                      ============     |    ===========


          See accompanying notes to consolidated financial statements.

                              OMNIPOINT CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Nine month periods
                                                                         -----------------------------------------------------------
                                                                            June 1,    |   January 1,   February 25,  |   January 1,
                                                  Three months ended        through    | 2001 through   2000 through  | 2000 through
                                                     September 30,        September 30 |    May 31,     September 30, | February 24,
                                                  2001     |     2000        2001      |      2001          2000      |     2000
                                               ----------  |  ----------  ------------ | ------------   ------------  | ------------
                                                           |                           |                              |
Revenues:                                                  |                           |                              |
    Subscriber revenues .....................  $ 205,160   |  $  64,192    $ 261,422   |   $ 253,948      $ 142,985   |   $  42,458
    Prepaid revenues ........................     65,618   |     61,928       89,475   |     112,722        148,618   |      44,781
    Roamer revenues .........................     20,476   |     18,939       27,812   |      38,744         39,014   |       9,629
    Equipment sales .........................     35,838   |     37,012       50,433   |      69,315         69,260   |      12,029
    Affiliate and other revenues ............      3,403   |      6,703        7,940   |      21,858         12,372   |         246
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
             Total revenues .................    330,495   |    188,774      437,082   |     496,587        412,249   |     109,143
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
Operating expenses:                                        |                           |                              |
    Cost of service .........................     75,960   |     48,391      103,038   |     131,393        108,697   |      31,066
    Cost of equipment sales .................     65,907   |     69,766       89,799   |     114,764        138,938   |      32,512
    General and administrative ..............    108,484   |     64,398      142,835   |     167,468        127,382   |      53,366
    Sales and marketing .....................    129,148   |    114,643      171,187   |     204,659        179,560   |      38,283
    Depreciation and amortization ...........    220,361   |     77,846      291,866   |     152,206        186,634   |      38,603
    Stock-based compensation ................        954   |         --        1,272   |          --             --   |          --
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
             Total operating expenses .......    600,814   |    375,044      799,997   |     770,490        741,211   |     193,830
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
Operating loss ..............................   (270,319)  |   (186,270)    (362,915)  |    (273,903)      (328,962)  |     (84,687)
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
Other income (expense):                                    |                           |                              |
    Interest and financing expense ..........    (34,034)  |    (70,568)     (48,162)  |     (82,708)      (170,923)  |     (58,421)
    Equity in net losses of unconsolidated                 |                           |                              |
       affiliates ...........................    (32,370)  |    (28,167)     (45,199)  |     (39,848)       (53,043)  |          --
    Interest income and other, net ..........         62   |     16,671          (97)  |       7,603         28,672   |       1,805
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
             Total other income (expense) ...    (66,342)  |    (82,064)     (93,458)  |    (114,953)      (195,294)  |     (56,616)
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
Net loss before income taxes ................   (336,661)  |   (268,334)    (456,373)  |    (388,856)      (524,256)  |    (141,303)
                                                           |                           |                              |
Income tax benefit ..........................    100,292   |         --      137,465   |          --             --   |          --
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
                                                           |                           |                              |
Net loss ....................................   (236,369)  |   (268,334)    (318,908)  |    (388,856)      (524,256)  |    (141,303)
                                                           |                           |                              |
Accretion of 7% cumulative                                 |                           |                              |
    convertible preferred stock .............         --   |     (5,073)          --   |      (4,699)       (12,006)  |      (3,487)
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
Net loss attributable to common                            |                           |                              |
    shareholders ............................   (236,369)  |   (273,407)    (318,908)  |    (393,555)      (536,262)  |    (144,790)
                                                           |                           |                              |
Other comprehensive income (loss):                         |                           |                              |
                                                           |                           |                              |
    Net unrealized income (loss) on                        |                           |                              |
        available-for-sale securities .......       (162)  |     (7,754)        (162)  |      15,333         (7,754)  |          --
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
             Total other comprehensive                     |                           |                              |
                 income (loss) ..............       (162)  |     (7,754)        (162)  |      15,333         (7,754)  |          --
                                               ---------   |  ---------    ---------   |   ---------      ---------   |   ---------
                                                           |                           |                              |
Comprehensive loss ..........................  $(236,531)  |  $(281,161)   $(319,070)  |   $(378,222)     $(544,016)  |   $(144,790)
                                               =========   |  =========    =========   |   =========      =========   |   =========


           See accompanying notes to consolidated financial statements

                             OMNIPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                    June 1, 2001  |   January 1,      February 25,   |   January 1,
                                                                      through     |      2001         2000 through   |  2000 through
                                                                   September 30,  |    through        September 30,  |  February 24,
                                                                        2001      |  May 31, 2001         2000       |     2000
                                                                   -------------  |  ------------     -------------  |  ------------
                                                                                  |                                  |
Operating activities:                                                             |                                  |
    Net loss ...................................................    $  (318,908)  |    $(388,856)      $  (524,256)  |   (141,303)
    Adjustments to reconcile net loss to net cash used in                         |                                  |
       operating activities:                                                      |                                  |
           Depreciation and amortization .......................        291,866   |      152,206           186,634   |     38,603
           Income tax benefit ..................................       (137,465)  |           --                --   |         --
           Interest accretion ..................................           (970)  |           27              (202)  |         --
           Equity in net losses of unconsolidated affiliates ...         45,199   |       39,848            53,043   |         --
           Stock-based compensation ............................          1,272   |           --                --   |         --
           Allowance for bad debts .............................          2,297   |        1,452            (8,490)  |      4,103
           Other, net ..........................................            224   |      (18,444)              333   |        386
    Changes in operating assets and liabilities, net of                           |                                  |
       effects of purchase accounting:                                            |                                  |
           Accounts receivable .................................         (9,621)  |      (51,692)           (8,908)  |    (19,053)
           Inventory ...........................................           (549)  |          688             9,735   |      2,390
           Other current assets ................................            570   |          511            15,389   |      5,684
           Accounts payable and accrued liabilities ............         (8,811)  |       (3,821)           70,914   |    (95,895)
                                                                    -----------   |    ---------       -----------   |   --------
       Net cash used in operating activities ...................       (134,896)  |     (268,081)         (205,808)  |   (205,085)
                                                                    -----------   |    ---------       -----------   |   --------
Investing activities:                                                             |                                  |
    Purchases of property and equipment ........................       (118,285)  |     (219,659)         (185,391)  |    (40,341)
    Acquisitions of wireless properties, net of cash acquired ..        (37,601)  |       (7,750)                    |         --
    Investments in and advances to affiliates ..................          3,744   |      (26,290)          (82,356)  |     (1,291)
    Other ......................................................             --   |       34,194            (3,067)  |         --
                                                                    -----------   |    ---------       -----------   |   --------
       Net cash used in investing activities ...................       (152,142)  |     (219,505)         (270,814)  |    (41,632)
                                                                    -----------   |    ---------       -----------   |   --------
Financing activities:                                                             |                                  |
    Net proceeds from issuance of common and preferred stock ...             --   |           --                --   |      3,599
    Long-term debt borrowings ..................................             --   |           --         2,360,000   |     10,917
    Long-term debt repayments ..................................     (2,034,582)  |      (32,113)       (2,076,992)  |    (41,812)
    Long-term debt borrowings from affiliate ....................      2,030,000   |           --                --   |         --
    Net payments (to) from VoiceStream .........................        290,712   |      406,892            (2,601)  |         --
    Payment of FCC Licenses ....................................             --   |           --           (61,219)  |         --
    Capital contributions ......................................             --   |           --           272,200   |         --
    Deferred financing costs ...................................             --   |           --              (177)  |         --
                                                                    -----------   |    ---------       -----------   |   --------
       Net cash provided by (used in) financing activities .....        286,130   |      374,779           491,211   |    (27,296)
                                                                    -----------   |    ---------       -----------   |   --------
Change in cash and cash equivalents ............................           (908)  |     (112,807)           14,589   |   (274,013)
Cash and cash equivalents, beginning of period .................          5,376   |      118,183            73,544   |    347,557
                                                                    -----------   |    ---------       -----------   |   --------
Cash and cash equivalents, end of period .......................    $     4,468   |    $   5,376       $    88,133   |     73,544
                                                                    ===========   |    =========       ===========   |   ========


           See accompanying notes to consolidated financial statements

                              OMNIPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Organization

    Omnipoint Corporation ("Omnipoint" or "we") provides personal communication services ("PCS") in urban markets in the United States including New York, NY, Detroit, MI, Boston, MA, Philadelphia, PA, Miami, FL and Indianapolis, IN using the Global System for Mobile Communications, or GSM technology.

    On February 25, 2000, Omnipoint completed a merger with VoiceStream Wireless Corporation ("VoiceStream"), (the "VoiceStream/Omnipoint Merger"), and is now a subsidiary of VoiceStream. References to "VoiceStream" refer to VoiceStream and its subsidiaries, including Omnipoint, unless the context requires otherwise. VoiceStream also provides PCS services in urban markets in the United States using GSM.

    On May 31, 2001, Deutsche Telekom AG ("Deutsche Telekom") acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash,
3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. After the acquisition, Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile International AG ("T-Mobile"). T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Omnipoint common shares to T-Mobile (hereafter referred to as "the T-Mobile merger"), VoiceStream common shares were deregistered and delisted from NASDAQ and are no longer publicly traded.

2. Summary of Significant Accounting Policies

    Consolidation and Financial Statement Presentation

    The unaudited consolidated financial statements of Omnipoint and its consolidated subsidiaries include the accounts of all majority-owned subsidiaries that are controlled by Omnipoint. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method. Intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements of Omnipoint for the three and nine months ended September 30, 2001 and 2000 reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Such adjustments include those of a normal, recurring nature and those related to the T-Mobile merger as described below. The operating results for the interim periods presented herein are not necessarily indicative of results of operations for the entire year. Reference should be made to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000.

    The T-Mobile merger and the VoiceStream/Omnipoint merger were accounted for as purchase business combinations and resulted in an adjustment of the basis of our assets, liabilities and shareholders' equity to reflect fair value on the closing date of the mergers. As a result of these new bases, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001 and February 25, 2000, the closing dates of the mergers, are not comparable to periods prior to the mergers. The consolidated financial statements of Omnipoint for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the T-Mobile merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger. The consolidated financial statements of Omnipoint for the nine months ended September 30, 2000 are presented as two distinct periods, the period from January 1, 2000 to February 24, 2000, prior to the VoiceStream/Omnipoint merger, and the period from February 25, 2000 to September 30, 2000, subsequent to the merger.

    Loss per Common Share

    Omnipoint no longer presents loss per share information as Omnipoint's common shares are not publicly traded.

                              OMNIPOINT CORPORATION

                                   (unaudited)


    Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell. We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

    Reclassifications

    Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

                              OMNIPOINT CORPORATION

                                   (unaudited)


3. Business Combinations and Other Transactions

    T-Mobile Merger

    As a result of the T-Mobile merger, we adjusted the basis of our assets, liabilities and shareholder's equity to reflect the purchase allocations recorded by T-Mobile (see Note 2). These non-cash adjustments, which have not been finalized and may be subject to change, resulted in the following balance sheet allocations as of May 31, 2001, the acquisition date (dollars in thousands):

                                     ASSETS
         Other current assets                                      $    (17,537)
         Licenses and other intangibles (excluding goodwill)          7,408,202
         Goodwill                                                     3,099,839
         Other long-term assets                                         (47,143)
                                                                   ------------
                                                                   $ 10,443,361
                                                                   ============


                      LIABILITIES AND SHAREHOLDER'S EQUITY
         Other current liabilities                                 $      3,638
         Long-term debt                                                  19,015
         Deferred tax liability                                       1,920,512
         Common stock and additional paid-in capital                  7,241,240
         Deferred compensation                                          (11,452)
         Accumulated other comprehensive loss                             1,405
         Deficit                                                      1,269,003
                                                                   ------------
                                                                   $ 10,443,361
                                                                   ============

    Effective June 1, 2001, we changed our amortization period for licenses from 40 to 20 years.

    Cingular Joint Venture

    On November 1, 2001, we entered into a joint venture with Cingular Wireless LLC ("Cingular") that will allow the companies to share urban GSM network infrastructures in the New York Basic Trading Area ("BTA"), and the Los Angeles and San Francisco Major Trading Areas ("MTAs"). We will each continue to hold and control our respective licenses and certain equipment in those markets, and independently market our services and utilize our own brand names, sales, marketing, billing and customer care operations. We expect our services in the Los Angeles and San Francisco MTAs to be fully launched by mid 2002.

    Cingular License Exchange

    On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular. Cingular acquired from Omnipoint 10 MHz of spectrum in the New York, NY MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. Omnipoint acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTAs, that cover most of California and Nevada. No gain or loss was recognized from this transaction.

                              OMNIPOINT CORPORATION

                                   (unaudited)


    Unaudited Pro Forma Operating Results

    The following are the unaudited pro forma operating results, assuming that the T-Mobile and the VoiceStream/Omnipoint mergers occurred on January 1 of each of the respective years (dollars in thousands):

                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                                       2001                        2000
                                                                    ----------                  -----------
         Total revenues .......................................     $ 933,700                   $   521,400
         Net loss .............................................     $(732,500)                  $  (709,900)

4. Long-Term Debt

    The carrying values of our long-term debt were adjusted to fair value at May 31, 2001 (see Note 2) resulting in a premium of $19.0 million. The premium will be amortized to interest expense over the remaining terms of the related debt.

                                                                         September 30,         December 31,
        (dollars in thousands)                                               2001                 2000
                                                                         -----------           ------------
        Credit facilities:
           Term loans ..........................................         $        --           $ 1,900,000
           Vendor facility .....................................                  --               130,000
        Senior Notes:
           11 5/8% Senior Notes, due in 2006 ...................                  --                 4,582
           11 1/2% Senior Notes, due in 2009 ...................             120,655               102,665
        FCC license obligations ................................                  --                32,113
                                                                         -----------           -----------
                                                                             120,655             2,169,360
        Unamortized discount, net ..............................              (2,257)               (2,380)
        Current portion of long-term debt ......................                  --               (32,113)
                                                                         -----------           -----------
                                                                         $   118,398           $ 2,134,867
                                                                         ===========           ===========
        Long-term notes payable to affiliates ..................         $ 2,030,000           $        --
                                                                         ===========           ===========

    We formerly shared a credit facility with VoiceStream. During the quarter ended September 30, 2001 we repaid all outstanding borrowings under our credit facilities and cancelled the related lending agreements. We also repaid the $4.6 million 11 5/8% Senior Notes due in 2006. These repayments were funded by $2.0 billion in borrowings from affiliates. The notes related to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR rate plus 0.95%.

    Maturities

    All of our long-term debt and long-term notes payable to affiliates mature after 2005.

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

   The following is a discussion and analysis of the consolidated financial condition and results of operations of Omnipoint and should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2000. Due to the stage of development of our PCS operations and the significance of recent mergers, including the change in control due to the T-Mobile merger, and other transactions, our operating results for prior periods may not be indicative of future performance.

   Unless the context requires otherwise, "Omnipoint", "we", "our" and "us" include us and our predecessors and subsidiaries. References to "VoiceStream" refer to VoiceStream and its subsidiaries, including Omnipoint, unless the context requires otherwise.

Overview

   We provide PCS service in urban markets in the United States through the ownership and operation of PCS licenses and through our minority interests in entities that own and operate similar licenses. The following chronology highlights the key events in the periods covered by these financial statements:

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

- On May 31, 2001, Deutsche Telekom acquired 100% of the common shares of VoiceStream. The merger qualified as a tax-free reorganization. VoiceStream shareholders received for each VoiceStream common share either 3.6693 shares of Deutsche Telekom stock and $15.7262 in cash, 3.6683 shares of Deutsche Telekom stock and $15.9062 in cash or 3.7647 shares of Deutsche Telekom stock. Deutsche Telekom transferred all of its VoiceStream shares to T-Mobile. T-Mobile is a wholly owned subsidiary of Deutsche Telekom and is the holding company for Deutsche Telekom's GSM wireless operations primarily in Europe and the United States. Upon consummation of the merger and the transfer by Deutsche Telekom of all of its Omnipoint common shares to T-Mobile (hereafter referred to as the "T-Mobile Merger"), VoiceStream common shares were deregistered and deleted from NASDAQ and are no longer publicly traded.

   The T-Mobile merger and the VoiceStream/Omnipoint merger were recorded as purchase business combinations and resulted in an adjustment of the basis of our assets, liabilities and shareholder's equity to reflect fair value on the closing dates of the mergers. As a result of these new bases, our consolidated balance sheets, results of operations and cash flows for periods subsequent to May 31, 2001 and February 25, 2000, the closing dates of the mergers, are not comparable to periods prior to the mergers. The consolidated financial statements of Omnipoint for the nine months ended September 30, 2001 are presented as two distinct periods, the five months prior to the T-Mobile merger, and the period from June 1, 2001 to September 30, 2001, subsequent to the merger. The consolidated financial statements of Omnipoint for the nine months ended September 30, 2000 are presented as two distinct periods, the period from January 1, 2000 to February 24, 2000, prior to the VoiceStream/Omnipoint merger, and the period from February 25, 2000 to September 30, 2000, subsequent to the merger. The following discussion and analysis refers to the results and activities for the three and nine months ended September 30, 2001. Where necessary, we have provided explanations to improve comparability between the pre-merger and post-merger activity.

   In addition to purchase price adjustments related to the mergers, results prior to February 25, 2000 are not comparable with subsequent periods due to the transfer of Omnipoint's C and F Block licenses, assets and liabilities associated with these licenses and operations (primarily Philadelphia, Atlantic City and certain non-operating licenses) to VS GSM II and VS GSM III. Subsequent to February 24, 2000, these operations were accounted for using the equity method.

Operating Markets

   The following operational markets, shown by the years they were initially launched, are currently owned and operated by us or by joint ventures in which we hold interests:

          1997               1998                     1999
          ----               ----                     ----
          Albany             Boston Detroit           Washington DC/Baltimore
          Hartford           Indianapolis
          New Haven          Miami/Ft. Lauderdale
          New York
          Philadelphia

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

   We had approximately 2,179,000 customers at September 30, 2001, of which 1,423,500 were post pay subscribers and 755,500 were prepaid customers. As of September 30, 2000, we had approximately 1,165,100 customers, of which approximately 511,000 were post pay subscribers and approximately 654,100 were prepaid customers.

Revenues

   Service revenues, which include subscriber, prepaid and roamer revenues, were $291.3 million and $784.1 million for the three and nine months ended September 30, 2001, respectively, as compared to revenues of $145.1 million and $427.5 million for the same periods in 2000, respectively. The increase was primarily due to growth in our customer base during these periods.

   Equipment revenues were $35.8 million and $119.7 million for the three and nine months ended September 30, 2001, respectively, as compared to revenues of $37.0 million and $81.3 million for the same periods in 2000, respectively. The increase was primarily attributable to the increased number of handsets sold and correlates to the growth in our customer base.

Operating Expenses

   Cost of service expense was $76.0 million and $234.4 million for the three and nine months ended September 30, 2001, respectively, as compared to expenses of $48.4 million and $139.8 million for the same periods in 2000, respectively. The increase was primarily the result of additional costs associated with supporting a larger customer base.

   Cost of equipment sales was $65.9 million and $204.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $69.8 million and $171.5 million for the same periods in 2000, respectively. The increase for the nine months was a result of increased handset sales.

   General and administrative costs were $108.5 million and $310.3 million for the three and nine months ended September 30, 2001, respectively, as compared to $64.4 million and $180.7 million for the same periods in 2000, respectively. The increase was due to a combination of integration expenses related to the VoiceStream/Omnipoint merger and increased costs associated with supporting a larger customer base.

   Sales and marketing costs were $129.1 million and $375.8 million for the three and nine months ended September 30, 2001, respectively, as compared to $114.6 million and $217.8 million for the same periods in 2000, respectively. The increase was primarily due to continued subscriber growth in our markets during 2001.

   Depreciation and amortization expenses were $220.4 million and $444.1 million for the three and nine months ended September 30, 2001, respectively, as compared to $77.8 million and $225.2 million for the same periods in 2000, respectively. The increase was primarily due to the increase in intangibles, including goodwill relating to purchase accounting for the T-Mobile merger.

Other Income (Expense)

   Interest and financing expenses were $34.0 million and $130.9 million for the three and nine months ended September 30, 2001, respectively, as compared to $70.6 million and $229.3 million for the same periods in 2000, respectively. The decrease is primarily the result of paying off a portion of our outstanding debt facilities which were replaced with notes payable to affiliates with significantly lower interest rates.

   Other income (expense) also includes equity in net losses of unconsolidated affiliates of $32.4 million and $85.0 million for the three and nine months ended September 30, 2001, respectively, as compared to $28.2 million and $53.0 million for the same periods in 2000, respectively. These amounts primarily represent our portion of VS GSM II and VS GSM III net losses.

Net Loss

   Our net loss was $236.4 million and $707.8 million for the three and nine months ended September 30, 2001, respectively, as compared to $268.3 million and $665.6 million for the same periods in 2000, respectively. The increase in 2001 was partly due to increases to the cost basis of our assets and the related amortization charges associated with T-Mobile merger. Additionally, we incurred significant incremental costs related to customer growth together with the related expenditures in sales and marketing necessary to support this growth.

Liquidity and Capital Resources

   Mergers, Acquisitions, Investments and Capital Expenditures

       Cingular Joint Venture

    On November 1, 2001, we entered into a joint venture with Cingular that will allow the companies to share urban GSM network infrastructures in the New York BTA, and the Los Angeles and San Francisco MTAs. We will each continue to hold and control our respective licenses and certain equipment in those markets, and independently market our services and utilize our own brand names, sales, marketing, billing and customer care operations. We expect our services in the Los Angeles and San Francisco MTAs to be fully launched by mid 2002.

       Cingular License Exchange

   On May 11, 2001, we completed the exchange of licenses covering approximately 35 million people with Cingular. Cingular acquired from Omnipoint 10 MHz of spectrum in the New York, NY MTA, as well as 10 MHz in each of the St. Louis, MO and Detroit, MI BTAs. Omnipoint acquired from Cingular 10 MHz of spectrum in the Los Angeles and San Francisco MTA's, that cover most of California and Nevada. No gain or loss was recognized from this transaction.

       VoiceStream

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

       Capital Expenditures

   We spent $337.9 million on capital expenditures during the nine months ended September 30, 2001 primarily for the continuing build out of our wireless network. We expect to incur significant further capital expenditures through 2001, directly and through VS GSM II and VS GSM III, for license purchases and capital expansion of operating markets. Actual capital expenditures could vary considerably depending on opportunities that arise over the course of the year and on funding availability. We expect that future funding of our on-going cash requirements will be provided by VoiceStream, Deutsche Telekom or its affiliates.

   Financing Activities

   We formerly shared a credit facility with VoiceStream. During the quarter ended September 30, 2001, we repaid all outstanding borrowings under our credit facilities and cancelled the related lending agreements. We also repaid the $4.6 million 11 5/8% Senior Notes due in 2006. These repayments were funded by $2.0 billion in borrowings from affiliates. The notes related to these borrowings, which are due in 2010, bear interest at 4.85% through December 15, 2001 and thereafter will bear interest at the six-month LIBOR rate plus 0.95%.

   We expect continued use of cash in operating activities due to operating losses and increased working capital requirements together with continuing investments in network infrastructure and FCC licenses to grow and support our customer base. The cost of completing the build-out in any particular market, the magnitude of operating losses, debt service requirements and the funding requirements of license or operating business acquisitions could vary significantly from current estimates. We plan to use cash on hand and borrowings from Deutsche Telekom or its related parties to fund these activities and expenditures. We are a 100% owned subsidiary of VoiceStream, which is a 100% owned subsidiary of T-Mobile, which is a 100% owned subsidiary of Deutsche Telekom. In the past, we have received funding from VoiceStream. If such financing is not fully available, we may be required to curtail our rate of growth or our service operations.

   Cash Flow Information

   Net cash used in operating activities was $403.0 million for the nine months ended September 30, 2001. Adjustments to the $707.8 million net loss to reconcile to net cash used in operating activities included $444.1 million of depreciation and amortization expense. We recorded a $137.5 million non-cash income tax benefit based on our operating loss for the period and $85.0 million in non-cash equity in net losses of unconsolidated affiliates. Net cash used in operating activities was $410.9 million for the nine months ended September 30, 2000.

   Net cash used in investing activities was $371.6 million for the nine months ended September 30, 2001. Investing activities consisted primarily of fixed asset purchases of $337.9 million related to the expansion of our wireless network and other investing activities of $34.2 million primarily the result of cash proceeds received on the sale of investments. Net cash used in investing activities was $312.4 million for the nine months ended September 30, 2000.

   Net cash provided by financing activities was $660.9 million for the nine months ended September 30, 2001. We retired approximately $2.0 billion in credit facilities using funds provided by Deutsche Telekom. Net cash provided by financing activities was $463.9 million for the nine months ended September 30, 2000.

Recently Issued Accounting Standards

   In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill and other intangible assets with indefinite lives resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The test for goodwill impairment under the new standard will begin in the first quarter of 2002, and could have an adverse non-cash effect on our future results of operations if an impairment occurs.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. We will be required to adopt this statement no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell. We will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Financial Instrument Risk Management

   During the nine months ended September 30, 2001, there were no material events that have occurred that could require a change to the qualitative or quantitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Item 2. Changes in Securities and Use of Proceeds

    (a) None.

    (b) None.

    (c) None.

    Item 3. Defaults Upon Senior Securities

        None.

    Item 4. Submission of Matters to a Vote of Security Holders

        None.

    Item 5. Other Information

        None.

    Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        None.

    (b) Reports on Form 8-K:

        Omnipoint filed a Current Report on Form 8-K dated August 31, 2001, in which Omnipoint reported under Item 4 that on August 29, 2001, Omnipoint engaged PricewaterhouseCoopers LLP as its new independent accountant, replacing Arthur Andersen LLP.

        Omnipoint filed a Current Report on Form 8-K dated August 15, 2001, in which Omnipoint reported under Item 5 that on August 15, 2001, Omnipoint issued notices of redemption to redeem on September 14, 2001, all of its outstanding 11 5/8% Senior Notes due 2006 at a redemption price of 105.81%, together with accrued and unpaid interest to the redemption date, and all of its 11 5/8% Series A Senior Notes due 2006 at a redemption price of 105.81%, together with accrued and unpaid interest to the redemption date.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Omnipoint Corporation

    By /s/  BRIAN W. KIRKPATRICK            By /s/  ALLYN P. HEBNER
       ------------------------------          ---------------------------------
    Brian W. Kirkpatrick                    Allyn P. Hebner
    Executive Vice President,               Vice President and Controller
    Chief Financial Officer                 (Principal Accounting Officer)
    (Principal Financial Officer)

    Dated: November 14, 2001